Form 10QSB
period 1995-09-30
PROTEIN DATABASES INC /DE/
filed 1995-11-09
CIK 770131

U. S.  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

            FORM 10-QSB -- QUARTERLY OR TRANSITIONAL REPORT
             (Added by 34-30968, eff.  8/13/93, as amended)

(Mark One)
[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1995

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT OF  1934

For the transition period from ________________ to ________________

Commission file number 0-17032

                             PROTEIN DATABASES, INC.
   (Exact name of small business issuer as specified in its charter)

     DELAWARE                                             13-318660
(State or other jurisdiction of
incorporation or orgainization                            (I.R.S. Employer
                                                           Identification No.)

405 OAKWOOD ROAD, HUNTINGTON STATION, NEW YORK                11746
(Address of principle executive offices)                    (Zip Code)

 (516) 673-3939
Issuer's telephone number

_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes - x. No.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                               Outstanding at September 30, 1995
Common Stock $.01 par value                   1,459,741



                 PROTEIN DATABASES, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED BALANCE SHEET

                            SEPTEMBER 30, 1995
                              ( UNAUDITED )

                                 ASSETS

    CURRENT ASSETS:
       Cash and cash equivalents                       $ 900,720
         Accounts receivable                             428,188
         Inventory                                        27,786
         Prepaid expenses                                 18,750
                                                       _________
              Total current assets                     1,375,444
                                                       _________
    PROPERTY AND EQUIPMENT-NET                           246,975

    OTHER ASSETS:
         Deposits                                         13,520
                                                      __________
    TOTAL                                             $1,635,939
                                                      ----------
                                                      ----------
                  LIABILITIES AND STOCKHOLDERS'
                             EQUITY

    CURRENT LIABILITIES:
      Accounts payable                                  $ 83,467
         Accrued expenses                                 71,570
         Unearned revenue                                 34,864
                                                         -------
           Total current liabilities                     189,901
                                                         -------

    STOCKHOLDERS' EQUITY:
      Common stock                                        14,597
      Additional paid-in capital                       8,519,636
      Accumulated deficit                             (7,088,195)
                                                      ----------
        Stockholders' Equity                           1,446,038
                                                      ----------
    TOTAL                                             $1,635,939
                                                      ----------
                                                      __________

                PROTEIN DATABASES, INC. AND SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      For the Three Months       For the Nine Months
                       Ended September 30,        Ended September 30,
                     ---------------------        -------------------
                             1995      1994           1995        1994
                             ----      ----           ----        ----
Revenues                 $696,128   $692,004     $2,190,108   $2,086,598
                         ________   ________     __________   __________
Expenses
    Cost of sales         146,958    189,466        491,588      870,305
    General and           157,429    141,592        485,994      420,327
      administrative
    Marketing and sales   231,839    168,213        704,313      524,284
    Research and          127,333    124,888        384,108      326,001
      development         -------    -------      ---------    ---------
        Total expenses    663,559    624,159      2,066,003    2,140,917
                          _______    _______      _________    _________
Income (loss) before
          income taxes     32,569     67,845        124,105      (54,319)

        Income taxes            0          0          2,500          585
                          -------    -------      ---------    ---------
    Net income (loss)    $ 32,569   $ 67,845      $ 121,605    $ (54,904)
                         --------   --------      ---------    ---------
                         --------   --------      ---------    ---------
    Net income (loss)
      per common share       $.02       $.04           $.07        $(.04)
                         --------   --------      ---------    ---------
                         --------   --------      ---------    ---------
Weighted average number of
  shares used in computing
    earnings (loss) per share
                        1,713,729   1,693,493     1,658,225    1,459,991
                        ---------   ---------     ---------    ---------
                        ---------   ---------     ---------    ---------

                   PROTEIN DATABASES, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOW
                               ( UNAUDITED )

                                              For the Nine Months
                                              Ended September 30,
                                              -------------------
                                               1995        1994
CASH FLOW FROM OPERATIONS:                     ____        ____

  Net income (loss)                        $121,605     $ (54,904)
  Adjustments to reconcile net
   income to net cash provided by
    (used in) operations:
    Depreciation and amortization            72,000        44,500
    Changes in operating assets
     and liabilities:
    Accounts receivable                     364,578       301,385
    Inventory                                20,646        57,389
    Prepaid expenses                         (8,336)      (11,309)
     and deposits
    Accounts payable and accrued           (148,147)     (232,374)
     expenses
    Unearned revenue                        (46,289)     (164,385)
                                           ---------     ---------
    Net cash provided                       376,057       (59,698)
     by (used in) operations               ---------     ---------

CASH FLOWS USED FOR INVESTMENTS
 IN PROPERTY AND EUIPTMENT, NET             (98,232)      (72,694)
                                           ---------     ---------
INCREASE (DECREASE) IN CASH                 277,825      (132,392)

CASH, BEGINNING OF PERIOD                   622,895       729,837
                                           ---------     ---------
CASH, END OF PERIOD                        $900,720      $597,445
                                           ---------     ---------
                                           ---------     ---------


                                                      ( Unaudited )

                PROTEIN DATABASES, INC., AND SUBSIDIARY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1995



NOTE 1 - GENERAL:

      The accompanying unaudited condensed financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The statements have been prepared in accordance with the requirements for quarterly reports on Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

      The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.


                PROTEIN DATABASES, INC. AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

In the third quarter of 1992 the Company entered into a distribution agreement with Pharmacia Biosystems B.V. ("Pharmacia") pursuant to which Pharmacia distributes PDI's "The Discovery Series" image analysis software in most countries in Europe, the Middle East and Africa. The agreement, as further amended in October 1994, ends
December 31, 1995. Pharmacia has certain obligations to make purchases under this agreement in 1995 to secure its distribution rights.

During the second quarter of 1993 PDI commenced shipments under an exclusive distribution agreement with Pharmacia LKB Biotechnology AB ("Pharmacia AB") pursuant to which Pharmacia AB agreed to distribute PDI's ImageMaster System for the personal computer worldwide through 1997. The agreement provides for Pharmacia AB to purchase a minimum of $1,260,000 of PDI's PC-based image analysis software in the 1993 calendar year and $990,000 of such software in the 1994 calendar year. However, at Pharmacia AB's request, in December 1993, the agreement was modified to defer until 1995 Pharmacia AB's minimum purchase requirement for the first seven months of 1994. Pharmaica AB has no further obligations to make purchases under this agreement, and the Company is negotiating to enter into a new agreement.

In June 1994 the Company further amended its Distribution Agreement with Toyobo Co. Ltd ("Toyobo"), the exclusive distributor of the
Company's products in Japan and the non-exclusive distributor of the Company's products in all other countries in the Far East. The amendment extends the term of the agreement to December 31, 1998.

The Company continues to work closely with its distributors, providing them with support to sell systems that are integrated with the Company's software products.

The   Company  had  no  material  commitments  for  capital  equipment additions at September 30, 1995.

REVENUES

The Company generates revenues primarily by selling software systems and, to a lesser extent, from contract research and development, royalties and other income sources.

Software systems revenues include revenues from the sale of the Company's proprietary software, Original Equipment Manufacturers (OEM) equipment, software maintenance and software updates. Revenues include sales of OEM equipment that cost $75,375 and $271,900, respectively, as compared with $128,232 and $642,676 of such costs in the third quarter and first nine months of 1994, respectively. The Company obtains its principal OEM equipment from a limited number of suppliers. If the Company were unable to continue to obtain the equipment on reasonable terms from its current suppliers, or from alternate sources, the Company would be materially and adversely affected.


                PROTEIN DATABASES, INC. AND SUBSIDIARY
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS (CONTINUED)


Excluding the costs of OEM equipment, the Company's software systems revenues during the third quarter and first nine months of 1995 decreased approximately 18% and increased approximately 32%, respectively, from the comparable periods of 1994. The decrease in the third quarter of 1995 as compared to the third quarter of 1994, was primarily due to lower revenue from the Company's distribution agreements with Pharmacia AB and Toyobo, which were partially offset by higher revenues from sales in North America. The increase for the nine months ended September 30, 1995, as compared to the comparable period of 1994, was primarily due to the resumption of product sales under the Company's distribution agreement with Pharmacia AB and secondarily, to an increase in the number of systems sold in North America. Sales of software systems in North America were made by the Company's own sales staff and under a distribution agreement with Fisher Scientific that commenced in the first quarter of 1995.

EXPENSES

The reduction in the Company's cost of sales expenses, excluding lower costs of OEM equipment described above, in the nine months ended September 30, 1995 from the comparable period in the prior year was primarily attributable to lower costs for travel and freight.

The increase in the Company's general and administration expenses in the three and nine months ended September 30, 1995 from the comparable periods of the prior year was primarily attributable to higher professional fees and salary related expenses.

The Company's marketing expenses increased in the three and nine months ended September 30, 1995 from the comparable periods in the prior year principally as a result of higher promotional, salary related, travel and equipment supplies expenses. There was an increase of one employee in the department during the third quarter of 1995 as compared to the third quarter of 1994.

The increase in the Company's research and development expenses in the three and nine months ended September 30, 1995 from the comparable periods in the prior year was primarily attributable to higher salary related expenses and an increase of one employee in the department. The Company's principal research and development costs for its current products have been incurred in prior years, but the Company needs continually to maintain and improve its products, as well as to develop new products, and anticipates ongoing research and development efforts.

                      PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     ( a )     Exhibits: none.

     ( b ) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the three months ended
               September 30, 1995.


                              SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   Protein Databases, Inc.
                                            (Registrant)





Dated November 1, 1995                         S/Stephen H. Blose
                                               Stephen H. Blose
                                               Director, President and
                                               Chief Executive Officer




Dated November 1, 1995                         S/Alan P. Chodosh
                                               Alan P. Chodosh
                                               Vice President of Finance
                                               (Principal Financial and
                                                Accounting Office)