Form 10QSB/A
period 1995-09-30
PROTEIN DATABASES INC /DE/
filed 1996-02-14
CIK 770131

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

For the transition period from               to

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

     ( a )     Exhibits: EX-27

     ( b ) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the three months ended
               September 30, 1995.

	INDEX TO EXHIBITS

27    -Financial Data Schedule

    FINANCIAL DATA SCHEDULE     EXHIBIT 27

[DESCRIPTION] ART. 5 FDS FOR 3RD QUARTER 10-Q
[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM PROTEIN DATABASES, INC'S SEPTEMBER 30,1995
FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY
REFERENCE TO SUCH FINANCIAL STATMENTS.
[NAME] PROTEIN DATABASES, INC.

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               SEP-30-1995
[CASH]                                         900,720
[SECURITIES]                                         0
[RECEIVABLES]                                  428,188
[ALLOWANCES]                                         0
[INVENTORY]                                     27,786
[CURRENT-ASSETS]                             1,375,444
[PP&E]                                         908,769
[DEPRECIATION]                               (661,794)
[TOTAL-ASSETS]                               1,635,935
[CURRENT-LIABILITIES]                          189,901
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        14,597
[OTHER-SE]                                   1,431,441
[TOTAL-LIABILITY-AND-EQUITY]                 1,635,939
[SALES]                                      2,190,108
[TOTAL-REVENUES]                             2,190,108
[CGS]                                          491,588
[TOTAL-COSTS]                                  491,588
[OTHER-EXPENSES]                             1,574,415
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                124,105
[INCOME-TAX]                                     2,500
[INCOME-CONTINUING]                            121,605
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   121,605
[EPS-PRIMARY]                                      .07
[EPS-DILUTED]                                      .07