Form 10KSB
period 1995-12-31
PROTEIN DATABASES INC /DE/
filed 1996-03-28
CIK 770131

U.S. Securities and Exchange Commission

                       Washington, D.C. 20549

                            FORM 10-KSB

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934  [Fee required]

For the fiscal year ended December 31, 1995

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES  EXCHANGE ACT OF 1934   [No fee required]

For the transition period from 			          to

Commission file number 0-17032

 PROTEIN DATABASES, INC.
(Name of small business issuer in its charter)

	Delaware 			  				                13-3186604
(State or other jurisdiction of			(I.R.S. Employer
 incorporation or organization)			Identification No.)

405 Oakwood Road, Huntington Station, New York		11746
(Address of principle executive offices)				(Zip Code)

Issuer's telephone number (516) 673-3939

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

	Common Stock, $.01 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        [   ] Yes        [ x ]  No

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        [ x ]

Issuer's revenues for its most recent fiscal year were $2,690,595.

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on March 8, 1996 was approximately $181,717.

The number of shares of registrant's Common Stock outstanding as of March 8, 1996 was 1,459,724.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes__: No  X

PART I

Item 1. Description of Business.

Background

Currently, Protein Databases, Inc. ("the Company" or "PDI"), incorporated in 1983, markets intelligent scanning densitometers that fully integrate the Company's proprietary software with computer hardware and scanning instrumentation manufactured by others. These systems are sold to life science research laboratories at university, government, hospital and industrial (biotech and pharmaceutical) institutions, in the United States and abroad, for the analysis of biological information. The Company's customers are researchers studying complex biological systems with a medical focus. They attempt to understand the molecular mechanisms of changes that occur in cells as a result of diseases, read the DNA sequence bar code to understand gene function, and attempt to develop assays in drug discovery programs.

INTRODUCTION AND TECHNOLOGY

Part of the revolution in biotechnology has been the scientific advances in the ability to separate the major molecules of life: proteins, the machines responsible for running life processes and the building blocks of life, and DNA, the chemical unit of genes that code the master "blueprint" of life. Genes, very complex mixtures of proteins and other molecules, are assembled into the fundamental units of life - cells and tissues. Manifestations of disease and inheritance can be observed by analyzing the changes in cellular proteins and genes. Unfortunately, only a small fraction of proteins and genes have been characterized well enough to understand their function. Science is in the process of analyzing the characteristics of proteins and genes that have not yet been compiled. Electrophoretic separa-tions of proteins and DNA by electric charge (a chemical property of a molecule) and by size (a physical property) are widely used techniques to separate proteins and DNA to facilitate their analysis.

In many cases, these methods capture complex images of the separated components on x-ray films, gels or special papers. These images require further analysis to reduce the data into useful information. Because of the complexity and high information density, this analysis can best be accomplished with high performance software. The Company's core technology consists of software for the computer image analysis of separated proteins and DNA resulting from high resolution electrophoresis and other separation methods.

PDI produces software that intergrates personal computers and computer workstations with high performance scanners to provide customers with power-ful image analysis and data reduction capabilities. The Company was one of the first successfully to integrate scanners with sophisticated image analysis software tools to supply the growing demand for image analysis systems for the electrophoresis market.

Products

The Company's major products are as follows,

	SYSTEMS

420oe Densitometer: PDI invented Optically Enhanced Densitometry and the
420oe is the latest system to employ it.   The 420oe is a densitometer that
has third party reference optical density and reflectance density standards built into the instrument, thus providing assurance that the instrument is working automatically. High data quality; 12 bit, 0-3 O.D., multiwavelength scans solve most images. PDI made the 420oe to be versatile, to process images from wet gels, dry gels, films, thick (up to 3mm) samples, blots, photographs, negatives and small to larger 20x27cm images. This system is available with all of the software described below.

The NightHawk(trademark) System:   Nighthawk combines the most compact
(only 20cm across) darkroom and variable intensity UV source and optics and
software for ethidium bromide documentation.   The customer can capture the
image, save to a floppy and print to a thermal printer with 5 mouse clicks in less than 30 seconds. Whether the customer chooses Mac or PC, the software is the same. The system utilizes the Company's ImagePrint(trade-mark) proprietary software for quick prints or Quantity One(registered trade-
mark), described below, for saturated pixel measurements, histograms, image labeling and rotation, comparisons, molecular weight and concentration determinations. For more complex genetic analysis, customers use PDI's Diversity family of software products described below.

SOFTWARE (Available for Macintosh, MS-DOS PC and UNIX(registered trademark)
           computers)

Diversity One(trademark) is used by molecular biologists for RFLP (Restriction Fragment Length Polymorphism's) analysis, DNA fingerprint analysis and allelic frequency analysis. A DNA "fingerprint" is developed from images of individual genetic specimens in which their DNA is fragmented into pieces and arranged according to molecular size on a one-dimensional gel. The program can sort the fingerprints according to genetic similarity and create databases of 10,000 lane images. The software permits comparing a new lane against the database of images to determine the closest match or similarity. The software package also has all the quantitative tools found in Quantity One(trademark).

DNA Code(registered trademark) is used for automatic DNA sequence gel reading. It can scan, read and edit an entire x-ray film containing 4,000 readable bases in 30 minutes (displayed and read as a bar code). The sequence may then be output in hard copy or in a computer-readable form.

PDQUEST(trademark) is used for the analysis of proteins separated by two-dimensional gel electrophoresis. This sophisticated program permits the analysis of 100 gels per experiment and 1000 gels per database. The program assists in the identification of proteins and tracks certain changes in them under experimental conditions. This enables scientists to obtain more infor-mation than by traditional protein separation techniques and to preserve their experimental findings in a standard computer format.

Quantity One(registered trademark) is used for the analysis of one-dimensional gels, dot blots and slot blots - techniques virtually ubiquitous to many life science research applications. This program can scan and analyze in five minutes, and produce soft copy and hard copy histograms, traces and tables.

2-D(trademark) is used for simple 2-D gel analysis with no database function. It can accommodate 16 gels per experiment.

Marketing and Sales

The Company sells its products in the United States and Canada directly to customers except for a PDI personal computer based Image Analysis system that is distributed for the Company by Fisher Scientific under a distribution agreement that expires on December 31, 1996. The Company sells its products in most countries in Europe, the Middle East and Africa, and ImageMaster TM worldwide, under distribution agreements with Pharmacia Biosystems B.V. ("Pharmacia") and Pharmacia Biotech AB ("Pharmacia AB"). ImageMaster(trade-mark) are software systems for personal computers that include modified versions of PDI's PDQUEST(trademark) and Quantity One(registered trademark) software packages, which are described above. The Company sells its products in Japan under a distribution agreement with Toyobo Co. Ltd (Toyobo), and in Taiwan and Korea with local distributors.

The market for the Company's products in Europe, Japan and countries in the Middle East has been important, with the combined regions accounting for approximately 52% of the Company's revenue in 1995 and approximately 66% in 1994.

In the third quarter of 1992 the Company entered into a distribution agree-ment with Pharmacia pursuant to which Pharmacia distributes PDI's
"The Discovery Series(trademark)" image analysis software in most countries in Europe, the Middle East and Africa. The agreement, as further amended in October 1994 and February 1996, ends May 1, 1996. Pharmacia has no obliga-tions to make purchases under this agreement in 1996 to maintain its non-exclusive distribution rights.

During the second quarter of 1993 PDI commenced shipments under an exclusive distribution agreement with Pharmacia AB pursuant to which Pharmacia AB agreed to distribute PDI's ImageMaster(trademark) System for the personal computer worldwide through 1997. The agreement provides for Pharmacia AB to purchase a minimum of $1,260,000 of PDI's PC-based image analysis software in the 1993 calendar year and $990,000 of such software in the 1994 calendar year. However, at Pharmacia AB's request, in December 1993, the agreement was modified to defer until 1995 Pharmacia AB's minimum purchase requirement for the first seven months of 1994. Pharmacia AB has no further obligations to make purchases under this agreement.

In June 1994 the Company further amended its Distribution Agreement with Toyobo, the exclusive distributor of the Company's products in Japan and the non-exclusive distributor of the Company's products in all other countries in the Far East. The amendment extends the term of the agreement to December 31, 1998.

During 1995, Pharmacia and Pharmacia AB accounted for 29% and Toyobo accounted for 19% of the Company's total revenues. During 1994, Pharmacia and Pharmacia AB accounted for 42% and Toyobo accounted for 23% of the Company's total revenues. The Company is almost totally dependent upon distributors for the sale of its products outside of the United States.
The Company is in discussions with Pharmacia with respect to new distribution arrangements for worldwide distribution of all of its products, but there is no assurance that the Company will be able to conclude these discussions with Pharmacia on satisfactory terms. If the Company cannot complete satisfactory new distribution arrangements with Pharmacia, it will be necessary for it to enter into other distribution arrangements with one or more other distribu-tors in order for it to sell its products in Europe, the Middle East and Africa, and there can be no assurance that the Company will be able to conclude the necessary distribution arrangements on satifactory terms. The Company will be materially and adversely affected if it is unable to conclude satisfactory distribution arrangements for those areas. See "Management's Discussion and Analysis of Operations - Liquidity and Capital Resources."

The Company's customers may require training and support to achieve satisfactory performance from the Company's products. Installation of a software system and training of the user may take up to two days.

Research and Development

The Company is engaged in the ongoing refinement of its Software Systems through its research facilities. In addition, the Company from time to time consults with scientists who advise the Company regarding its products and the Company actively solicits and receives suggestions from its customers regarding product improvements.

The Company's principle research and development costs for its current products have been incurred in prior years, but the Company needs continually to maintain and improve its products, as well as to develop new products. During 1995 and 1994 the Company incurred Research and Develop-ment expenses of $520,943 and $461,727, respectively, and anticipates on-going research and development efforts. The Company may be adversely affected if it is not able to maintain its research and development efforts at an appropriate level.

Competition

The markets for the Company's software systems are served by a number of companies that have financial, marketing, manufacturing and human resources which substantially exceed those of the Company. The Company competes directly with Bio-Rad Laboratories, Molecular Dynamics, Inc. and Bio Image Corp., each of which sells a turnkey image analysis instrument capable of scanning and analyzing one and two-dimensional and DNA gels.

The Company believes its systems approach to deliver total solutions is necessary in order to enable the Company to compete in its market.

Licenses, Patents and Proprietary Information

Cold Spring Harbor Laboratory Agreement

In December 1983, the Company entered into a license agreement with CSHL (the "License Agreement") pursuant to which CSHL granted the Company the exclusive commercial right to use all information, technology, know-how, inventions, computer software and improvements relating to CSHL's 2-D Gel technology (collectively the "CSHL Technology"). Under applicable statutes and regulations relating to technology developed under federal funding, CSHL's rights to the CSHL Technology are subject to a retained license to such technology by the federal government for its own use and for the distribution of two-dimensional gel analysis software to not-for-profit research institutions. All inventions or improvements to the Company's products become part of the CSHL Technology, but the Company retains the right to utilize and exploit all of the technology. Pursuant to the License Agreement, as last amended in June 1990, the Company is obligated to pay CSHL one-seventh of the royalties paid to the Company under the Millipore Agreement described below. The Company has no other royalties due to CSHL.

Under the terms of the License Agreement, which expired on June 1, 1994, the Company has a perpetual non-exclusive license to use and exploit the CSHL Technology.

Millipore Agreement

In September 1987, the Company entered into an agreement (the "Millipore Agreement") with Millipore Corporation ("Millipore") pursuant to which Millipore has a worldwide non-exclusive license to use certain of the Company's technology related to the 2-D electrophoretic method of protein separation (the "Licensed Technology") to develop and market separation equipment (the "Licensed Products"). The Licensed Technology excludes the computer programs and related software for the analysis of the electro-phoretic accomplished by the 2-D electrophoretic technology.

Under the Millipore Agreement, Millipore paid to the Company a total of $500,000 during 1987 and 1988 for the Licensed Technology. Beginning in 1989, Millipore was required to pay the Company a royalty based on net sales of any Licensed Products. The royalty decreases from 7% to 3% of sales as certain cumulative thresholds of sales are achieved. The royalty terminates when cumulative net sales reach $100 million, or September 15, 1997, whichever is earlier. In 1995 and 1994, Millipore paid royalties of $63,321 and $96,536, respectively, pursuant to the Millipore Agreement.

Employees

The Company has 19 full-time employees, of which one holds a Ph.D. degree and seven hold masters degrees in science or computer-related fields.
The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

Item 2. Description of Properties.

The Company currently leases 6,500 square feet in Huntington Station, New York, for office, conference and computer systems space. The lease, as extended, expires on November 14, 1996 and provides for rental payments in 1996 of $75,000, plus certain expenses. These facilities are considered to be adequate for the Company's present and currently anticipated requirements.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The following table provides information concerning the high and low bid prices per share for the Company's common stock in the over-the-counter market for each of the calendar quarters in the period from January 1, 1994 through December 31, 1995 as reported by the National Quotation Bureau. Such bids reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

1995                                             Low             High
Quarter Ended                                    Bid              Bid

March 31, 1995                                  $.13             $.50
June 30, 1995                                    .25              .50
September 30, 1995                               .25              .375
December 31, 1995                                .06              .375

1994                                             Low             High
Quarter Ended                                    Bid              Bid

March 31, 1994                                  $.25             $1.50
June 30, 1994                                    .13              1.25
September 30, 1994                               .13               .50
December 31, 1994                                .13               .25

The Company has not paid any dividends on its Common Stock and no cash dividends are contemplated for the foreseeable future. As of December 31, 1995, there were 846 holders of record of the Companys' Common Stock.

Item 6. 	Management's  Discussion  and  Analysis  of  Operations.

Liquidity and Capital Resources

In the third quarter of 1992 the Company entered into a distribution agree-ment with Pharmacia pursuant to which Pharmacia distributes PDI's "The Discovery Series TM" image analysis software in most countries in Europe, the Middle East and Africa. The agreement, as further amended in October 1994 and February 1996, ends May 1, 1996. Pharmacia has no obligations to make purchases under this agreement in 1996 to maintain its non-exclusive distribution rights.

During the second quarter of 1993 PDI commenced shipments under an exclusive distribution agreement with Pharmacia AB pursuant to which Pharmacia AB agreed to distribute PDI's ImageMaster TM System for the personal computer worldwide through 1997. The agreement provides for Pharmacia AB to purchase a minimum of $1,260,000 of PDI's PC-based image analysis software in the 1993 calendar year and $990,000 of such software in the 1994 calendar year. However, at Pharmacia AB's request, in December 1993, the agreement was modified to defer until 1995 Pharmacia AB's minimum purchase requirement for the first seven months of 1994. Pharmacia AB has no further obligations to make purchases under this agree-ment.

In June 1994 the Company further amended its Distribution Agreement with Toyobo, the exclusive distributor of the Company's products in Japan and the non-exclusive distributor of the Company's products in all other countries in the Far East. The amendment extends the term of the agreement to December 31, 1998.

As a result of the resumption of Pharmacia AB's purchases of the Company's software products, the Company operated profitably in each of the three quarters ended September 30, 1995, reporting net income of $121,605 for the nine months ended September 30, 1995. However, as a result of the completion of Pharmacia AB's software purchase requirements during the third quarter of 1995, the Company operated unprofitably in the forth quarter of 1995.

Management currently believes that, the Company will have adequate funds to sustain its operations in 1996. However, the Company is almost totally dependent upon distributors for the sale of its products outside of the United States. Pharmacia and Pharmacia AB accounted for 29% and 42% and Toyobo accounted for 19% and 23%, respectively, of the Company's total revenues in 1995 and 1994, respectively. If the Company is unable to complete new distribution arrangements with Pharmacia on satisfactory terms and does not conclude one or more suitable alternative distribution arrange-ments for its products in Europe, the Middle East and Africa, the Company's sales in 1996 will be materially and adversely affected and it is unlikely that the Company will be profitable.

The Company had no material commitments for capital equipment additions at December 31, 1995.

Revenues

The Company generates revenues primarily by selling software systems and, to a lesser extent, from contract research and development, royalties and other income sources.

Software systems revenues include revenues from the sale of the Company's proprietary software, Original Equipment Manufacturers (OEM) equipment, software maintenance and software updates. Software systems revenues include sales of OEM equipment that cost $377,803 and $874,787 in 1995 and 1994, respectively. The Company obtains its principal OEM equipment from a limited number of suppliers. If the Company were unable to continue to obtain the equipment on reasonable terms from its current suppliers, or from alternate sources, the Company would be materially and adversely affected.

Excluding the costs of OEM equipment, the Company's Software systems revenues increased 1% in 1995, primarily due to an increase in the number of systems sold in North America and to an increase in the number of products sold under the Company's distribution agreements with Pharmacia and Pharmacia AB de-scribed above.

Contract, royalty and other revenues include fees received for software development totaling $299,000 in 1995 as compared with $237,000 of such fees in 1994. Contracts, royalties and other revenues also include royalties of $63,321 and $96,536 received from Millipore Corporation in 1995 and 1994, respectively.

Expenses

The increase in the Company's general and administration expenses in the year ended December 31, 1995 from the prior year was primarily attributable to higher professional and Board of Directors' fees.

The Company's marketing and sales expenses increased in the year ended December 31, 1995 from the prior year principally as a result of higher promotional and travel expenses.

The increase in the Company's research and development expenses in the year ended December 31, 1995 from the prior year was primarily attributable to higher salary related expenses, including an increase of one employee in the department. The Company's principal research and development costs for its current products have been incurred in prior years, but the Company needs continually to maintain and improve its products, as well as to develop new products, and anticipates ongoing research and development efforts.

Item 7.	Financial Statements.
_____________________________

See page F-1 for Protein Databases, Inc. Index to Consolidated Financial Statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and
_______________________________________________________________________
        Financial Disclosure.
        _____________________

None

PART III

Item 9.	Directors, Executive Officers , Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:

    Name 		          Age			        Position
Ronald R. Hahn       51            Chairman of the Board of Directors
Stephen H. Blose     46            President, Chief  Executive Officer
                                   and Director

Joel A. Fontaine		   51            Director
Alan P. Chodosh		    42	           Vice President of Finance and Secretary
Jon D. Randall			    43	           Vice President of Research and Development
Paul J. Collins			   40	           Vice President of Sales and Marketing

Directors are elected for a one-year term and until a successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the pleasure of the Board until their successors are chosen and qualified. The Company currently has no employment agreements with any of its officers.

Ronald R. Hahn is currently a partner of Early Stage Enterprises, a venture capital organization located in Princeton, New Jersey. In addition, he has been a partner of Princeton / Montrose Partners since 1981. He became a Director of the Company in April 1985 and Chairman of the Board of Directors in October 1989.

Stephen H. Blose was appointed President (interim until January 20, 1989) and a Director of the Company effective April 26, 1988. From January 1985 to April 1988, he served as a Vice President of the Company and was engaged in market development and sales of the Company's products in the United States and Europe. From 1978 to 1985, he was a senior research scientist at Cold Spring Harbor Laboratory. He has Ph.D. and V.M.D. degrees from the University of Pennsylvania.

Joel A. Fontaine was appointed a Director of the Company on August 22, 1995. He has been President of Suprex Corporation, a manufacturer of analytical instruments, since January 1988. In addition, from 1968 through 1987, Mr. Fontaine held various positions with Fisher Scientific Company, including General Manager of Fisher Medical in 1986 through 1987. He is also a director of the Analytical Instrument Association.

Alan P. Chodosh became Corporate Controller of the Company in June 1986, was appointed Vice President - Corporate Controller and Secretary on August 5, 1987 and was appointed Vice President of Finance effective September 1, 1988. He is a certified public accountant.

Jon D. Randall has been Director of Computer Systems since joining the Company in June 1985 and was appointed Vice President of Research and
Development effective September 1, 1988.   He has an M.S. in electrical
engineering from Stanford University and a B.S. degree from Massachusetts Institute of Technology.

Paul J. Collins had been director of Marketing since joining the Company in February 1988 and was appointed Vice President of Sales and Marketing effective September 1, 1988. From January 1982 until joining the Company, he held various positions with Pharmacia LKB Biotechnology, Inc., including Product Group Manager for electrophoresis and process chromatography.
Mr. Collins has a B.A. degree in Biology from the University of Massachusetts and a M.A. degree in Plant Biochemistry from Boston University.

There are no family relationships between any director or executive officer of the Company.

Item 10.	Executive Compensation.
________________________________

                   SUMMARY COMPENSATION TABLE

				     		                                            Long Term
				         		                                        Compensation
                                                       ------------

			             Annual Compensation            		      Awards
                -------------------                    ------

                                         Securities            All Other
                                         Underlying Options /  Compensation
                                         SAR/s (#)                 ($)
                                         -------------------   ------------
                                               None                None
Name and Principal Position

                   Year   Salary  ($)Bonus
                   ----   ------  --------

Stephen H. Blose   1995 $133,650    $0
President and CEO  1994 $127,400   $10,000
                   1993 $122,400   $30,000

Jon D. Randall     1995 $120,500    $0
V.P. of Research   1994 $115,000   $10,000
and Development    1993 $110,000   $22,000

Alan P. Chodosh    1995 $110,000    $0
V.P. of Finance    1994 $105,000   $10,000
                   1993 $100,000   $20,000

Paul J. Collins    1995 $107,400    $0
                   1994 $102,400   $10,000
                   1993  $97,400   $19,000

             Aggregated Option/SAR Exercises in Last Fiscal Year
                        and FY-End Option/SAR Values
             ___________________________________________________
                        Number of                    Value of
                        Securities Underlying        Unexercised
                        Unexercised                  In-the-money
                        Options/SAR's                Options/SAR's
                        at FY-End (#)                at FY-End ($)

           Shares Acquired     Value           Exercisable /   Excersiable /
           ON Exercise (#)   Realized ($)      Unexercisable   Unexercisable
           ---------------   ------------      -------------   -------------
Stephen H. Blose

                                               Options         Options
                                               132,500/0       $8,496/$0

Jon D. Randall
                                               Options         Options

                                               112,500/0       $5,882/$0

Alan P. Chodosh
                                               Options         Options

                                               112,500/0       $5,882/$0

Paul J. Collins
                                               Options         Options

                                               112,500/0       $5,882/$0

During 1995, Mr. Ronald R. Hahn received compensation of $36,000 as Chairman of the Board of Directors and Mr. Joel A. Fontaine received compensation of $4,500 as a director pursuant to an agreement under which he receives directors' fees of $500 per month and $1,500 for each Board Meeting he attends. Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with the Company's business.

In addition, pursuant to the Company's outside Directors' 1993 Stock Option Plan, on August 22, 1995 Mr. Fontaine was granted, subject to stockholder approval, a Stock Option to purchase for $.69 per share 5,000 shares of common stock, which option expires on August 21, 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
The following table sets forth, as of December 31, 1995, the ownership of the Company's common stock by (i) each person who is known by the Company to own beneficially more than five (5%) of the Company's common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group. The stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

		 	               Name and			            Amount and
   	               Address of			          Nature of
			                Beneficial			          Beneficial  		          Percent
Title of Class		   Owner  	       		      Owner   		           of Class (1)
--------------     ----------             ----------           ------------
Common Stock	      Princeton/Montrose2	     730,545			            50.05%
			                Partners
			                243 North Highway 101
			                Suite 13
			                Solana Beach, CA  92076

Common Stock	      Ronald R. Hahn3		            0    			             -
			                243 North Highway 101
			                Suite 13
			                Solana Beach, CA  92076

Common Stock	      Joel A. Fontaine			          0 	 	                -
			                405 Oakwood Road
			                Hunt. Sta., NY 11746

Common Stock	      Stephen H. Blose4		       134,813			            8.47%
			                405 Oakwood Road
			                Hunt. Sta., NY  11746

Common Stock	      Jon D. Randall5		         112,500			            7.16%
			                405 Oakwood Road
			                Hunt. Sta., NY  11746

Common Stock	      Alan P. Chodosh5		        112,500			            7.16%
			                405 Oakwood Road
			                Hunt. Sta., NY  11746

Common Stock	      Paul J. Collins5		        112,500               7.16%
			                405 Oakwood Road
			                Hunt. Sta., NY  11746

Common Stock	      All directors and officers		  0			             24.48%
			                as a group (6 persons) 6
-----------------------------

(1)	 The percentages are calculated on the basis of 1,459,724 shares of
     Common Stock outstanding as of December 31, 1995. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, shares issuable upon the exercise of stock options held by such person are deemed outstanding if they are exercisable within 60 days of December 31, 1995, but such shares are not deemed outstanding for the purpose of calculating the percentage of Commmon Stock owned by any other person.

(2)	 Princeton/Montrose Partners is controlled by its general partners,
     Ronald R. Hahn, Chairman of the Company, and Donald R. Stroben, an individual unrelated to the Company. Mr. Hahn disclaims any beneficial ownership in the shares of Common Stock owned by Princeton/Montrose Partners.

(3)	 Does not include shares of Common Stock held by Princeton/Montrose
     Partners (see Note 2 above).

(4)	 Includes 132,500 shares of Common Stock issuable upon the exercise of stock options.

(5) Consist of 112,500 shares of Common Stock issued upon the exercise of stock opitons.

(6) 	Includes an aggregate of 470,000 shares of Common Stock issuable upon the exercise of outstanding stock options (see Notes 4 and 5 above). Excludes the shares of Common Stock owned by Princeton/Montrose Partners (see Note 2 above).

     Mr. Fontaine was elected a director of the Company on August 22, 1995; he filed a report on Form 3 reporting his beneficial ownership of shares of Common Stock late, on March 16, 1996.

Item 12.	Certain Relationships and Related Transactions.
--------------------------------------------------------
None.

Item 13.	Exhibits and Reports on Form 8-K.
------------------------------------------
(a) Exhibits

Exhibit
Number		         Description of Exhibits
3.2(i)	          -	Third Restated Certificate of Incorporation of the
                   Registrant as filed in Delaware on July 15, 1988*
3.2(ii)	         -	Certificate of Amendment of Certificate of Incorporation of
                   the Registrant as filed in Delaware on October 16, 1992*****
3.4	             -	Amended and Restated By-laws effective July 15, 1988*
4.1(ii)	         -	Specimen Certificate for shares of Common Stock of the
                   Registrant dated October 16,1992*****
10.1(i)          - Exclusive Know-How License Agreement between the
                   Registrant and Cold Spring Harbor Laboratory dated
                   December 1, 1983 ("Exclusive Know-How License")*
10.1(ii)	        -	Letter Amendment dated December 24, 1986 to Exclusive
                   Know-How License*
10.1(iii)	       -	Letter Amendment dated March 6, 1987 to Exclusive Know-How
                   License*
10.1(iv)	        -	Letter Amendment dated April 30, 1990 to Exclusive Know-
                   How License****
10.1(v)	         -	Letter Amendment dated June 9, 1988 to Exclusive Know-How
                   License*
10.2	            - Agreement dated September 15, 1987 between the Company and
                   Millipore Corporation*
10.3	            -	Lease dated April 15, 1993 between the Registrant and
                   Estate of Herbert Budin for office space******
10.4	            -	1992 Stock Incentive Plan of the Registrant*****
10.6	            -	Database License Agreement dated August 26, 1987 between
                   the Registrant and Cold Spring Harbor Laboratory*
10.8	            -	Proprietary Information & Invention Agreement between the
                   Registrant and Charles DeLisi*
10.9	            -	Form Software License Agreement of the Registrant*
10.10	           -	1993 Outside Directors' Stock Option Plan of the
                   Registrant******
27	              - Financial Data Schedule

*	       Filed as exhibits to Registration Statement No. 33-22694-NY filed on
         June 21, 1988.
**	      Filed as exhibits to Form 10-K for 1988 on March 22, 1989.
*** 	    Filed as exhibits to Form 8-K dated September 21, 1990.
****	    Filed as exhibits to Form 10-K for 1990 on March 15, 1991.
*****	   Filed as exhibits to Form 10-K for 1992 on March 29, 1993.
******   Filed as exhibits to Form 10-K for 1993 on March 28, 1994.

(b)	Reports on Form 8-K
-----------------------
         The Company did not file any current reports on Form 8-K during the fourth quarter of the year ended December 31, 1995.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the under-signed, thereunto duly authorized, on the 20th day of March 1996.

				     	                  PROTEIN DATABASES, INC.


					                       By:  S/Stephen H. Blose
                                 ----------------------------------------
                                 Stephen H. Blose, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       	Signature			            Title			                      Date


     S/Ronald R. Hahn     Chairman of the Board of	      March 20, 1996
     ----------------     Directors
     Ronald R. Hahn

     S/Stephen H. Blose	  President and Director		 	     March 20, 1996
     ------------------   (Chief Executive Officer)
     Stephen H. Blose


     S/Alan P. Chodosh    Vice President - Finance		     March 20, 1996
     ------------------   (Principal Financial and
     Alan P. Chodosh		    Accounting Officer)


     S/Joel A. Fontaine   Director		                     March 20, 1996
     -------------------
     Joel A. Fontaine

                  Protein Databases, Inc. and Subsidiary

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            PAGE
                                                            ----
Report of Independent Certified Public Accountants	         F-2

Financial Statements

  Consolidated Balance Sheets	                              F-3

  Consolidated Statements of Earnings	                      F-5

  Consolidated Statement of Stockholders' Equity	           F-6

  Consolidated Statements of Cash Flows	                    F-7

  Notes to Consolidated Financial Statements	               F-8

                     REPORT OF INDEPENDENT CERTIFIED
                          PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Protein Databases, Inc.


We have audited the accompanying consolidated balance sheets of Protein Data-bases, Inc. and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protein Databases, Inc. and Subsidiary as of December 31, 1995 and 1994 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

Melville, New York
February 7, 1996

                Protein Databases, Inc. and Subsidiary

                     CONSOLIDATED BALANCE SHEETS

                             December 31,




                       ASSETS 		               1995            1994
                                            ----------     ----------
CURRENT ASSETS
  Cash and cash equivalents                 $  778,718     $  622,895
  Accounts receivable                          421,492        792,766
  Inventory                                     64,688         48,432
  Prepaid expenses                              13,287         10,934
                                            ----------     ----------
    Total current assets                     1,278,185      1,475,027

PROPERTY AND EQUIPMENT
  Computer and office equipment                751,645        636,155
  Furniture and fixtures                       119,889        115,224
  Equipment under capital leases                23,870         23,870
  Leasehold improvements                        36,922         36,922
                                            ----------     ----------
                                               932,326        812,171

Less accumulated depreciation and amortization
  (including $23,870 of capitalized lease
  amortization)                               (662,446)      (591,428)
                                            ----------     -----------
                                               269,880        220,743

OTHER ASSETS                                    13,520         13,000
                                            ----------     -----------
                                            $1,561,585     $1,708,770
                                            ----------     -----------
                                            ----------     -----------

The accompanying notes are an integral part of these statements.

                   Protein Databases, Inc. and Subsidiary

                               December 31,


LIABILITIES AND STOCKHOLDERS' equity  		        1995             1994
                                              -----------    -----------

CURRENT LIABILITIES
  Accounts payable                            $  159,537    $   223,770
  Accrued expenses                                42,462        113,164
  Unearned revenue                                29,691         81,153
                                              ----------    -----------
      Total current liabilities                  231,690        418,087
                                              ----------    -----------

COMMITMENTS

STOCKHOLDERS' equity
  Common stock - $.01 par value; authorized,
    10,000,000 shares; outstanding, 1,459,724
    and 1,459,741 shares in 1995 and 1994
    respectively                                  14,597         14,597
  Additional paid-in capital                   8,519,636      8,485,886
  Accumulated deficit                         (7,204,338)    (7,209,800)
                                             -----------     ----------
                                               1,329,895      1,290,683
                                             -----------    -----------
                                             $ 1,561,585    $ 1,708,770
                                             -----------    -----------
                                             -----------    -----------

The accompanying notes are an integral part of these statements.

                 Protein Databases, Inc. and Subsidiary

                  CONSOLIDATED STATEMENTS OF EARNINGS

                         Year ended December 31,

                                                  1995	         1994
                                              -----------     ----------
Revenue
  Software systems                           $ 2,280,919    $ 2,756,307
  Contract, royalty and other                    409,676        364,162
                                             -----------     ----------
                                               2,690,595      3,120,469
                                             -----------     ----------
Expenses
  Cost of sales                                  660,812      1,167,836
  General and administrative                     629,392        586,664
  Marketing and sales                            873,986        746,200
  Research and development                       520,943        461,727
                                             -----------     ----------
                                               2,685,133      2,962,427
                                             -----------     ----------

      Earnings before income taxes                5,462         158,042

Income taxes                                                      3,000
                                             -----------     -----------
      NET EARNINGS                           $    5,462     $   155,042
                                             -----------     -----------
                                             -----------     -----------

Net earnings per common share                      $.00            $.09
                                                   ----            ----
                                                   ----            ----
Weighted average number of common shares and
  equivalents outstanding                     1,640,034       1,721,899
                                             -----------     ----------
                                             -----------     ----------

The accompanying notes are an integral part of these statements.

                   Protein Databases, Inc. and Subsidiary

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Years ended December 31, 1995 and 1994


                                     Additional
           _C_o_m_m_o_n_ S_t_o_c_k_   paid-in      Accumulated   Stockholders'
               Shares 		  Amount 		  capital        deficit        equity
               ------     ------    ----------     -----------   ------------

Balance at January 1, 1994

             1,459,991    $14,599   $8,249,634    $(7,364,842)   $   899,391

Compensatory stock options
  issued to employees

                                       236,250                       236,250

Fractional share adjustment
  from 1992 reverse stock
  split
                  (250)       (2)            2

Net earnings  _________    _________    ________        155,042      155,042
                                                    -----------   ----------
Balance at December 31, 1994

              1,459,741      14,597   8,485,886      (7,209,800)   1,290,683

Compensatory stock options
  issued to employees                    33,750                       33,750
Fractional share adjustment
  from 1992 reverse stock
  split
                   (17)
Net earnings                                              5,462        5,462
              ---------     --------  ----------     -----------   ---------

Balance at December 31, 1995

              1,459,724      $14,597  $8,519,636    $(7,204,338)  $1,329,895
              ---------     --------  ----------    ------------  ----------
              ---------     --------  ----------    ------------  ----------

The accompanying notes are an integral part of this statement.

                Protein Databases, Inc. and Subsidiary

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Year ended December 31,

                                                   1995            1994
                                                ----------      ----------
Cash flows from operating activities
  Net earnings                                 $     5,462     $   155,042
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities
      Depreciation and amortization                 73,790          70,455
      Changes in operating assets and liabilities
         Accounts receivable                       371,274         (23,749)
         Inventory                                 (16,256)         87,125
         Prepaid expenses                           (2,353)         (6,234)
         Accounts payable and accrued expenses    (101,185)       (145,349)
         Unearned revenue                          (51,462)       (153,401)
         Other assets                                 (520)           -
                                                 ----------      ----------
   Net cash provided by (used in)
     operating activities                           278,750        (16,111)
                                                 ----------      ----------
Cash flows from investing activities
  Capital expenditures                             (134,014)      (108,876)
  Proceeds from disposition of
    property and equipment                           11,087         18,045
                                                 ----------      ----------
  Net cash used in investing activities            (122,927)       (90,831)
                                                 ----------      ----------
  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                155,823       (106,942)

Cash and cash equivalents at beginning of year      622,895        729,837
                                                 ----------      ----------
Cash and cash equivalents at end of year          $ 778,718     $  622,895
                                                 ----------      ----------
                                                 ----------      ----------
Supplemental disclosures of cash
  flow information:
    Cash paid during the year for
      Interest                                    $   -         $     -
                                                 ----------      ----------
                                                 ----------      ----------

      Income taxes                                $   -         $    2,834
                                                 ----------      ----------
                                                 ----------      ----------
Noncash financing activity
  Issuance of stock options and cancellation
    of stock appreciation rights                 $  33,750      $  236,250
                                                 ----------     -----------
                                                 ----------     -----------

The accompanying notes are an integral part of these statements.

                    Protein Databases, Inc. and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1995 and 1994

NOTE A - NATURE OF OPERATIONS AND BUSINESS DEVELOPMENTS

Protein Databases, Inc. (the "Company"), incorporated in 1983, markets intelligent scanning densitometers that integrate the Company's proprietary software with computer hardware and scanning instrumentation manufactured by others. These systems are sold to life science research laboratories at university, government, hospital and industrial (biotech and pharmaceutical) institutions, in the United States and abroad, for the analysis of biological information. The Company's customers are researchers studying complex biological systems with a medical focus. They attempt to understand the molecular mechanisms of changes that occur in cells as a result of diseases, read the DNA sequence bar code to understand gene function and attempt to develop assays in drug discovery programs.

For the years ended December 31, 1995 and 1994, a substantial portion of the Company's revenues include amounts earned pursuant to distribution agreements with two foreign distributors (see Note B-2). The distribution agreements require the distributors to purchase a defined minimum amount of products from the Company. As of December 31, 1995, one of these distributors has no further commitments to purchase the Company's products. Management is currently in discussion with this distributor and is also in discussions with other potential distributors of the Company's products; however, there are no assurances that these discussions will result in the Company entering into a distribution agreement. Management currently believes that, while the Company will have adequate funds to sustain its operations in 1996, failure to enter into a distribution agreement on satisfactory terms will have a material adverse effect on the Company.

Software systems revenue includes revenue from the sale of the Company's proprietary software, Original Equipment Manufacturers ("OEM") equipment, software maintenance and software updates. The Company obtains its principal OEM equipment from a limited number of suppliers. If the Company were unable to obtain the equipment on reasonable terms from its current suppliers, or from alternate sources, the Company would be adversely affected.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its inactive wholly-owned subsidiary, Protein Databases Europe, Ltd. ("PDE"). All intercompany transactions have been eliminated in consolidation.

                Protein Databases, Inc. and Subsidiary

                     December 31, 1995 and 1994

NOTE B (continued)

2.	Revenue

Software systems revenues are generally recognized at the time of shipment of such systems. Contract revenues are recognized as services are performed. Revenues from software maintenance agreements are deferred and recognized ratably over the lives of the respective agreements.

The Company is almost totally dependent upon distributors for the sale of its products outside of the United States (see Note A). For the year ended December 31, 1995, one foreign distributor accounted for 29% and another foreign distributor accounted for 19% of the Company's total revenues. At December 31, 1995, amounts due from such distributors represented 5% and 27% of accounts receivable, respectively. For the year ended December 31, 1994, one distributor accounted for 42% and another distributor accounted for 23% of the Company's total revenues. At December 31, 1994, amounts due from such distributors represented 45% and 30% of accounts receivable respectively.

For the years ended December 31, 1995 and 1994, "Contract, royalty and other" revenue of $63,321 and $96,536, respectively, was received from Millipore Corporation ("Millipore") pursuant to the terms of the License Agreement, dated September 15, 1987. The Company granted to Millipore the worldwide license to use certain specified two-dimensional gel technology.

Export sales were approximately $1,390,000 and $2,058,000 in 1995 and 1994, respectively.

3.	Research and Development

Company-sponsored research and development costs related to both present and future products are expensed currently. Included in "Contract, royalty and other" revenue for the years ended December 31, 1995 and 1994 are $299,000 and $237,000 respectively of fees earned with respect to research and development projects undertaken on behalf of customers.

4.	Inventory

Inventory consisting of merchandise held for sale is stated at the lower of cost or market; cost is determined using the first-in, first-out method.

                 Protein Databases, Inc. and Subsidiary

                       December 31, 1995 and 1994


NOTE B (continued)

5.	Depreciation and Amortization

Depreciation and amortization of property and equipment are computed by the straight-line method over estimated useful lives of 5 years or the duration of the lease, whichever is shorter.

6.	Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

7.	Income Taxes

Deferred income taxes are recognized for temporary differences between the financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to offset the deferred tax assets as it is more likely than not that such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

8.	Net Earnings Per Common Share

Net earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding during each year. In 1995 and 1994, common equivalent shares consist of additional shares that would be outstanding assuming the exercise of dilutive outstanding stock options, warrants and stock appreciation rights.

9.	Statements of Cash Flows

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

               Protein Databases, Inc. and Subsidiary

                     December 31, 1995 and 1994

NOTE B (continued)

10. Accounting Pronouncements Not Yet Adopted

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," is required to be adopted in 1996 and allows for a choice of the method of accounting used for stock-based compensation. Entities may use the "intrinsic value" method currently based on APB 25 or the new "fair value" method contained in SFAS 123. The Company intends to adopt SFAS 123 in 1996 by continuing to account for stock-based compensation under APB 25. As required by SFAS 123, the pro forma effects on net income and earnings per share will be determined as if the fair value based method had been applied and disclosed in the notes to the financial statements.


NOTE C - INCOME TAXES

As of December 31, 1995, the Company had approximately $6,850,000 of net operating loss carryforwards ("NOLs") for Federal income tax purposes available to reduce future taxable income. As a result of the Tax Reform Act of 1986, provisions of the Internal Revenue Code were substantially modified to limit the availability of NOLs and other tax benefits that arose prior to certain cumulative changes in a corporation's stock ownership. Under these revised provisions, the Company's use of its NOLs is limited because the Company is deemed to have undergone an ownership change, as a result of the public issuance of its common stock in the year ended December 1988. As a result of this change in ownership, approximately $700,000 of the NOLs are presently unavailable for use, thereby reducing the above NOLs to $6,150,000. The NOLs not subject to limitation at present are approximately $3,720,000 at December 31, 1995. The balance of the available NOLs subject to limitation of $3,130,000 will become available each year through the year 2003 at an annual amount of approximately $325,000. NOLs that are limited in any year as a consequence of the annual limitations may be carried forward for future use, subject to the other rules regarding the utilization of NOLs.

In addition, subsequent ownership changes may further limit the use of the Company's NOLs.

The net operating loss carryforwards expire as follows:

               Protein Databases, Inc. and Subsidiary

                    December 31, 1995	and	1994

NOTE C (continued)

Not subject to limitation
  2000                                              $1,103,000
  2003                                                 828,000
  2004                                               1,175,000
  2005                                                 592,000
  2006                                                  22,000
                                                    ----------
                                                     3,720,000
                                                    ----------
Subject to limitation

  2001                                               1,418,000
  2002                                               1,029,000
  2003                                                 683,000
                                                    ----------
                                                     3,130,000
                                                    ----------
Total net operating loss carryforwards              $6,850,000
                                                    ----------
                                                    ----------

Federal income tax credits of approximately $26,000 and $163,000 for invest-ment tax credits and research and development credits, respectively, are available to reduce future Federal taxes payable, subject to similar limitations.

The provision for income taxes is summarized as follows.


                                            1995             1994
                                           ------           ------
   Federal                                 $  -               -
   State                                      -             $3,000
                                           ------           ------

                                           $  -             $3,000
                                           ------           ------
                                           ------           ------

The actual income tax expense differs from the Federal statutory rate as follows:

                                      1995                     1994
                               ------------------        -----------------
                               Amount           %        Amount          %
                               ------        -----       ------       -----

Federal statutory rate         $2,000        34.0%      $54,000       34.0%
State income taxes, net of
  Federal income tax benefit   ______        _____        6,000        4.0
                                                        -------       -----
                                2,000        34.0        60,000       38.0

                  Protein Databases, Inc. and Subsidiary

                       December 31, 1995 and 1994

NOTE C (continued)
                                     1995                        1994
                             -------------------       ---------------------
                             Amount          %          Amount          %
                             ------       ------       ---------     ------
Benefit of Federal          $(2,000)      (34.0)%      $(57,000)     (36.1)%
  and state net operating   --------      -------      ---------     ------
  loss carryuforward
                            $   -            -%        $  3,000        1.9%
                            --------      -------      ---------     ------
                            --------      -------      ---------     ------

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets (liabilities) are comprised of the following at December 31:

                                            1995              1994
                                         ----------        ----------
Deferred tax assets
  Net operating loss carryforwards       $2,224,000        $2,231,000
  Compensation                               97,000            85,000
                                         ----------        ----------
     Gross deferred tax assets            2,231,000         2,316,000
                                         ----------        ----------
Deferred tax liabilities
  Depreciation                               (9,000)           (9,000)
                                         ----------        -----------
     Gross deferred tax liabilities          (9,000)           (9,000)
                                         ----------        -----------
Net deferred tax assets before
  valuation allowance                     2,312,000         2,307,000
                                         ----------        ----------

Valuation allowance                      (2,312,000)       (2,307,000)
                                         ----------        ----------
     Net deferred tax assets             $    -            $    -
                                         ----------        ----------
                                         ----------        ----------

NOTE D - COMMITMENTS

The Company is obligated under a noncancelable operating lease for the rental of 6,500 square feet of office space. The lease expires November 14, 1996, with the Company negotiating the renewal of such lease. Minimum future rentals at December 31, 1995 aggregate approximately $75,000 through November 1996. Rent expense for 1995 and 1994 aggregated approximately $83,000 and $77,000, respectively.

               Protein Databases, Inc. and Subsidiary

                    December 31, 1995 and 1994

NOTE D (continued)

In addition, the Company is obligated to pay Cold Spring Harbor Laboratory ("CSHL") one-seventh of the royalty on net sales earned by the Company under its agreement with Millipore pursuant to the Exclusive Know-How License Agreement, as amended, with CSHL. Royalty expense for 1995 and 1994 was approximately $9,000 and $14,000, respectively.


NOTE E - STOCKHOLDERS' EQUITY

1.	Stock Options

The 1992 Stock Incentive Plan (the "Plan") provides for the granting to key employees (including officers and directors) and other individuals, as defined in the Plan, of nonqualified stock options, incentive stock options and restricted stock. Pursuant to the Plan, the Company may grant stock options or issue restricted stock aggregating 540,000 shares of the Company's common stock. Unless the applicable Plan agreement provides otherwise, options become exercisable over a four-year period from the date of grant and generally expire ten years from such date of grant.

The Outside Directors' 1993 Stock Option Plan (the "Directors' Plan") provides for the granting of options to persons who are members of the Board of Directors and not employees of the Company. Pursuant to the Directors' Plan, new eligible directors shall be granted options to purchase 5,000 shares of the Company's common stock, which options become exercisable (subject to stockholder approval) over a two-year period from the date of grant and expire ten years from such date of grant.

Information with respect to the option plans is summarized as follows:

                                             Options 	           Option
                                           for shares 		         price
                                           ----------        ------------

Outstanding at January 1, 1994               255,500         $.1193 - .75
Granted                                      290,000            .25 - .50
                                             -------
Outstanding at December 31, 1994             545,500          .1193 - .75

Granted                                        5,000          .69
Expired                                       (5,000)         .75
                                             -------
Outstanding at December 31, 1995             545,500          .1193 - .75
                                             -------

Options exercisable at December 31, 1995     530,500          .1193 - .50
                                             -------
                                             -------

                   Protein Databases, Inc. and Subsidiary

                        December 31, 1995 and 1994

NOTE E (continued)

2.	Stock Appreciation Rights

The Company previously granted stock appreciation rights to the officers of the Company entitling them to receive from the Company a payment, in cash or in shares of common stock, at the discretion of the Company's Stock Option Committee, equal to the appreciation in the fair market value of 270,000 shares of common stock in excess of $.25 per share. In April 1994, the stock appreciation rights were cancelled and 270,000 nonqualified stock options with an exercise price of $.25 per share were issued. The nonqualified stock options vest 50% upon issuance and 25% on each of October 1, 1994 and 1995. The Company recorded compensation expense relating to the stock appreciation rights and nonqualified stock options of approximately $34,000 and $40,000 for 1995 and 1994, respectively.

3.	Warrants

During 1994, the Company issued to its Chairman a warrant to purchase 5,000 shares of common stock. The warrant is exercisable at $.50 per share and expires ten years from the date of grant.

                            INDEX TO EXHIBITS

27- Financial Data Schedule