Form 10QSB
period 1996-03-31
PROTEIN DATABASES INC /DE/
filed 1996-05-13
CIK 770131

U. S.  Securities and Exchange Commission
                          Washington, D.C. 20549

              Form 10-QSB -- Quarterly or Transitional Report
              (Added by 34-30968, eff.  8/13/93, as amended)


(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996
                               --------------

[   ]   Transition Report Under Section 13 or 15(d) of the Securities
        Exchange  Act of 1934

For the transition period from                  to

Commission file number 0-17032

		                        PROTEIN DATABASES, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                Delaware 			                 13-3186604
     -------------------------------      --------------------
     (State or other jurisdiction of						(I.R.S. Employer
     incorporation or organization)						Identification No.)

     405 Oakwood Road, Huntington Station, New York		     11746
     ----------------------------------------------     ----------
     (Address of principle executive offices)				       (Zip Code)

     (516) 673-3939
     --------------
     Issuer's telephone number

    ---------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months
     (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
     the past 90 days. Yes   x   .  No___.
                           -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                            Outstanding at April 30, 1996
   ---------------------------                -----------------------------
   Common Stock $.01 par value                           1,459,724

                  PROTEIN DATABASES, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEET

                              MARCH 31 ,1996

                              ( UNAUDITED )

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                             $577,666
Accounts receivable                                    259,521
Inventory                                               57,320
Prepaid expenses                                        10,780
                                                    ----------
Total current assets                                   905,287


PROPERTY AND EQUIPMENT-NET                             266,486

OTHER ASSETS                                            13,520
                                                    ----------
TOTAL                                               $1,185,293
                                                    ----------
                                                    ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                      $97,305
Accrued expenses                                       39,877
Unearned revenue                                       41,808
                                                    ---------
Total current liabilities                             178,990

STOCKHOLDERS' EQUITY:
Common stock                                           14,597
Additional paid-in capital                          8,519,636
Accumulated deficit                                (7,527,930)
                                                   ----------
Stockholders Equity                                 1,006,303
                                                   ----------
TOTAL                                              $1,185,293
                                                   ----------
                                                   ----------

                    PROTEIN DATABASES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  ( UNAUDITED )


                                          For the Three Months
                                            Ended March 31,
                                        -----------------------
                                         1996             1995
                                         ----             ----

Revenues                               $361,913         $719,387
                                       ---------        ---------
Expenses
Cost of sales                           175,962          181,162
General and administrative              158,194          161,740
Marketing and sales                     200,626          213,156
Research and development                150,723          124,319
                                       ---------        ---------
Total expenses                          685,505          680,377
                                       ---------        ---------

Income (loss) before income taxes      (323,592)          39,010

Income taxes                                  0            1,250
                                       ---------        ---------

Net income (loss)                     $(323,592)         $37,760
                                      ----------        ---------
                                      ----------        ---------

Net income (loss) per common share       $(0.22)            $.02
                                      ----------        ---------
                                      ----------        ---------

Weighted average number of shares
used in computing earnings per share  1,459,724         1,547,217
                                      ----------        ---------
                                      ----------        ---------

                  PROTEIN DATABASES, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               ( UNAUDITED )

                                             For the Three Months
                                               Ended March 31,
                                            ---------------------
                                              1996          1995
                                              ----          ----
Cash flow from operations:
   Net income (loss)                       $(323,592)      $37,760
   Adjustments to reconcile
    net income (loss) to net cash
    provided by (used in) operations:
Depreciation and amortization                 24,000        24,000
Stock options compensation                         0        11,259
Changes in operating assets and liabilities:
  Accounts receivable                        161,971       374,003
  Inventory                                    7,368         2,704
  Prepaid expenses                             2,507        (2,298)
  Accounts payable and
   accrued expenses                          (64,817)      (80,105)
  Unearned revenue                            12,117        (8,294)
                                            ----------    ---------
Net cash provided by (used in)
 operations                                 (180,446)      359,029
                                            ----------    ---------
Cash flows from investments in
 property and equipment, net                 (20,606)      (57,282)
                                            ----------    ---------
Increase (decrease) in cash                 (201,052)      301,747
                                            ----------    ---------
Cash and cash equivalents,
 beginning of period                         778,718       622,895
                                            ----------    ---------
Cash and cash equivalents,
 end of period                              $577,666      $924,642
                                            ----------    ---------
                                            ----------    ---------

                                                         ( Unaudited )

                 PROTEIN DATABASES, INC., AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1996

NOTE 1 - GENERAL:

   The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which are, in the opinion of manage-ment, necessary for a fair statement of the results of the interim periods. The statements have been prepared in accordance with the requirements for quarterly reports on Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in con-juntion with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

                 PROTEIN DATABASES, INC. AND SUBSIDIARY
                 --------------------------------------
            Management's Discussion and Analysis of Operations
            --------------------------------------------------

Liquidity and Capital Resources

As a result of Pharmacia Biosystems B.V. and Pharmacia Biotech AB's ("Pharmacia") purchases of the Company's software products, the Company operated profitably in quarter ended March 31, 1995. However as a result of the completion of Pharmacia's software requirements during the third quarter of 1995, the Company operated unprofitably in the fourth quarter of 1995 and the first quarter of 1996.

On April 19, 1996 the Company was informed by Pharmacia, the most significant worldwide distributor of its products, that Pharmacia has selected another company to supply them with image analysis software systems. Pharmacia has no further obligations to make purchases of the Company's products.

The Company implemented cost reduction measures in the beginning of the second quarter of 1996 and management currently believes that the Company may have adequate funds to sustain its operations in 1996. However, the Company is almost totally dependent upon distributors for the sale of its products outside of the United States. Pharmacia accounted for 29% and 42%, and Toyobo Co. Ltd., the exclusive distributor of the Company's products in Japan and the non-exclusive distributor of the Company's products in all other countries in the Far East, accounted for 19% and 23%, respectively, of the Company's total revenues in 1995 and 1994, respectively.

The Company is attempting to arrange one or more suitable alternative distribution arrangements for its products; however, if the Company is not successful in completing such arrangements, the Company's sales in 1996 will be materially and adversely affected and the Company will not operate profitably.

The Company had no material commitments for capital equipment additions at March 31, 1996.

Revenues

The Company generates revenues primarily by selling software systems and to a lesser extent, from contract research and development, royalties and other income sources.

Software systems revenues include revenues from the sale of the Company's proprietary software, Original Equipment Manufacturers (OEM) equipment, software maintenance and software updates. Software systems revenues include sales of OEM equipment that cost $106,092 as compared with $116,882 of such costs in the first quarter of 1996 and 1995, respectively. The Company obtains its principal OEM equipment from a limited number of suppliers. If the Company were unable to continue to obtain the equipment on reasonable terms from its current suppliers, or from alternate sources, the Company would be materially and adversely affected.

                 PROTEIN DATABASES, INC. AND SUBSIDIARY
                 --------------------------------------
      Management's Discussion and Analysis of Operations (Continued)
      --------------------------------------------------------------

Excluding the costs of OEM equipment, the Company's Software systems revenues decreased 59% in the first quarter of 1996 from the first quarter of 1995. The decrease was primarily due to decreases in the number of products sold under the Company's distribution agreements with Pharmacia and by the Company's direct sales staff in North America.

Expenses

After excluding the decrease in costs of OEM equipment of $10,790 in the three months ended March 31, 1996 from the comparable period in the prior year, the Company's cost of sales increased by $5,590 between the periods as a result of higher costs for one addtional employee in the department.

The decrease in the Company's general and administration expenses in the three months ended March 31, 1996 from the comparable period of the prior year was primarily attributable to lower salary related expenses.

The Company's marketing expenses decreased in the there months ended March 31, 1996 from the comparable period in the prior year principally as a result of lower commission, shipping & freight and travel expenses.

The increase in the Company's research and development expenses in the three months ended March 31, 1996 from the comparable period in the prior year was primarily attributable to an increase of one employee in the department and higher travel expenses. The Company's principal research and development costs for its current products have been incurred in prior years, but the Company needs continually to maintain and improve its products, as well as to develop new products, and anticipates ongoing research and development efforts.

                         Part II - Other Information
                         ---------------------------

Item 6.	Exhibits and Reports on Form 8-K

           ( a ) Exhibits: EX-27.

           ( b )	Reports on Form 8-K:

                 There were no reports on Form 8-K filed by the Company during the three months ended March 31, 1996.

INDEX TO EXHIBITS

27  - Financial Data Schedule

Signatures


	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




							                                         Protein Databases, Inc.
						  	                                            (Registrant)


Dated May  13, 1995		          			              S/Stephen H. Blose
                                                ------------------
	                        				                   Stephen H. Blose
                                                Director, President and
							                                         Chief Executive Officer




Dated May 13, 1995		          			               S/Alan P. Chodosh
                                                -----------------
							                                         Alan P. Chodosh
							                                         Vice President of Finance
                                                (Principal Financial and
                                                 Accounting Officer)

      FINANCIAL DATA SCHEDULE    EXHIBIT 27