Form 10QSB
period 1996-06-30
PROTEIN DATABASES INC /DE/
filed 1996-08-12
CIK 770131

U. S.  Securities and Exchange Commission
                        Washington, D.C. 20549

            Form 10-QSB -- Quarterly or Transitional Report
            (Added by 34-30968, eff.  8/13/93, as amended)


(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

[    ]   Transition Report Under Section 13 or 15(d) of the Securities
         Exchange  Act of 1934

For the transition period from________________to__________________

Commission file number 0-17032

                        PROTEIN DATABASES, INC.
          -------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

          Delaware                                  13-3186604
- --------------------------------                  -----------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)	               Identification No.)

405 Oakwood Road, Huntington Station, New York	        11746
- ----------------------------------------------       ----------
(Address of principle executive offices)				        (Zip Code)

(516)-673-3939
- --------------
Issuer's telephone number

- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such short-er period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x   .  No___.
     ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                          Outstanding at June 30, 1996
- ---------------------------                ----------------------------
Common Stock $.01 par value                         1,459,724

                      PROTEIN DATABASES, INC. AND SUBSIDIARY

                       CONDENSED CONSOLIDATED BALANCE SHEET

                                 JUNE 30, 1996
                                 ( UNAUDITED )

                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $   280,596
  Accounts receivable                                         397,614
  Inventory                                                    44,758
  Prepaid expenses                                             17,335
                                                          -----------
     Total current assets                                     740,303

PROPERTY AND EQUIPMENT-NET                                    282,747

OTHER ASSETS                                                   13,520
                                                          -----------

TOTAL                                                     $ 1,036,570
                                                          ===========

                 LIABILITES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $   75,340
  Accrued expenses                                             48,890
  Unearned revenue                                             34,332
                                                           ----------
    Total current liabilities                                 158,562
                                                           ----------
STOCKHOLDERS' EQUITY:
  Common stock                                                 14,597
  Additional paid-in capital                                8,519,636
  Accumulated deficit                                      (7,656,225)
                                                           ----------
    Stockholders' Equity                                      878,008
                                                           ----------
TOTAL                                                      $1,036,570
                                                           ==========

                  PROTEIN DATABASES, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                   For the Three Months               For the Six Months
                     Ended June 30,                     Ended June 30,
                   --------------------              --------------------
                      1996        1995                 1996        1995
                      ----        ----                 ----        ----
Revenues            $547,436    $774,593             $909,349   $1,493,980
                    --------    --------             --------   ----------
Expenses
  Cost of sales      173,127     163,468              349,089      344,630
  General and
    administrative   175,887     166,825              334,081      328,565
  Marketing and
    sales            187,725     259,318              388,351      472,474
  Research and
    development      138,992     132,456              289,715      256,775
                     -------     -------            ---------   ----------
    Total expenses   675,731     722,067            1,361,236    1,402,444
                     -------     -------            ---------   ----------

    Income (loss)
      before income
        taxes       (128,295)     52,526             (451,887)      91,536
                    =========    =======            ==========  ==========

    Income taxes           0       1,250                    0        2,500
                    --------      ------            ---------   ----------

    Net income
     (loss)        $(128,295)   $ 51,276           $(451,887)     $ 89,036
                   =========    ========           =========    ==========

    Net income
     (loss) per
        common
          share       $(.09)        $.03               $(.31)         $.05
                   =========    ========           ==========   ==========

Weighted average number
  of shares used in
   computing earnings
     per share    1,459,724    1,713,729           1,459,724     1,630,473
                  =========    =========           =========     =========

                    PROTEIN DATABASES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( UNAUDITED )

                                                     For the Six Months
                                                       Ended June 30,

                                                      1996          1995
                                                      ----          ----
Cash flow from operations:
  Net income (loss)                                $(451,887)  $   89,036
  Adjustments to reconcile net income
   to net cash provided by operations:
    Depreciation and amortization                     48,000       48,000
    Stock options compensation                                     22,491
    Changes in operating assets and liabilities:
      Accounts receivable                             23,878      421,338
      Inventory                                       19,930       17,044
      Prepaid expenses and deposits                   (4,048)       4,890
      Accounts payable and accrued expenses          (77,769)    (177,036)
      Unearned revenue                                 4,641      (26,289)
                                                    --------    ---------
    Net cash provided by operations                 (437,255)     399,474
                                                    --------    ---------
Cash flows from investments in
  property and equipment, net                        (60,867)    (105,756)
                                                    --------    ---------

Increase (Decrease) in cash and cash equivalents    (498,122)     293,718
                                                    --------    ---------

Cash and cash equivalents, beginning of period       778,718      622,895
                                                    --------    ---------

Cash and cash equivalents, end of period            $280,596     $916,613
                                                    ========    =========

                  PROTEIN DATABASES, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 1996

NOTE 1 - GENERAL:

    The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The statements have been prepared in accordance with the require-ments for quarterly reports on Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted account-ing principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

                    PROTEIN DATABASES, INC. AND SUBSIDIARY
                    --------------------------------------
              Management's Discussion and Analysis of Operations
              --------------------------------------------------

Liquidity and Capital Resources

As a result of Pharmacia Biosystems B.V. and Pharmacia Biotech AB's ("Pharmacia") purchases of the Company's software products, the Company operated profitably in the quarter and six months ended June 30, 1995. However, as a result of the completion of Pharmacia's software purchase requirements during the third quarter of 1995, the Company operated un-profitably in the fourth quarter of 1995 and the first two quarters of 1996.

On April 19, 1996 the Company was informed by Pharmacia, the most significant worldwide distributor of its products, that Pharmacia has selected another company to supply it with image analysis software systems. Pharmacia has no further obligations to make purchases of the Company's products.

The Company implemented cost reduction measures in the beginning of the second quarter of 1996 and management currently believes that the Company may have adequate funds to sustain its operations in 1996. However, the Company is almost totally dependent upon distributors for the sale of its products outside of the United States. Pharmacia accounted for 29% and 42%, and Toyobo Co. Ltd., the exclusive distributor of the Company's products in Japan and a non-exclusive distributor of the Company's products in all other countries in the Far East, accounted for 19% and 23%, respectively, of the Company's total revenues in 1995 and 1994, respectively.

The Company is attempting to arrange one or more suitable alternative dis-tributors for its products and is exploring other arrangements to improve its financial position. In July, the Company entered into a distribution agree-ment with MWG-BIOTECH GmbH ("MWG") under which MWG distributes the Company's Macintosh based image analysis software products connected to the Company's 420oe densitometer. The agreement, which terminates on December 31, 1997, provides for MWG to be the Company's exclusive distributor of those products in Germany, Austria and Switzerland if MWG meets certain relatively modest sales minimums. Notwithstanding the distribution agreement with MWG, if the company is not successful in completing additional distribution or other arrangements in the near future, the Company's sales in 1996 will be materially and adversely affected and the Company will not operate profitably.

The Company had no material commitments for capital equipment additions at June 30, 1996.

Revenues

The Company generates revenues primarily by selling software systems and to a lesser extent, from contract research and development, royalties and other income sources.

Software systems revenues include revenues from the sale of the Company's proprietary software, Original Equipment Manufacturers (OEM) equipment, software maintenance and software updates. Software systems revenues during the second quarter and first six months of 1996 include sales of OEM equip-ment that cost $116,442 and $222,534, respectively, as compared with $79,643 and $196,525, respectively, of such costs in the second quarter and first six months of 1995, respectively. The Company obtains its principle OEM equipment from a limited number of suppliers. If the Company were unable to continue to obtain the equipment on reasonable terms from its current suppliers, or from alternate sources, the Company would be materially and adversely affected.

Excluding the cost of OEM equipment, the Company's Software systems revenues during the second quarter and first half of 1996 decreased approximately 33% and 46%, respectively, from the comparable periods of 1995. The decreases were primarily due to decreases in the number of products sold under the Company's distribution agreements with Pharmacia and by the Company's direct sales staff in North America.

Expenses

Excluding higher costs of OEM equipment described above, the the reduction in the Company's cost of sales expenses in the three and six months ended June 30, 1996 from the comparable periods of the prior year was primarily attribu-table to lower costs for equipment supplies and maintenance, travel and freight. Except for OEM equipment costs, which vary significantly with the level of the Company's revenues, cost of sales expenses were relatively fixed.

The increase in the Company's general and administration expenses in the three and six months ended June 30, 1996 from the comparable periods of the prior year was primarily attributable to higher professional fees and travel and business meetings expenses.

The Company's marketing and sales expenses decreased in the three and six months ended June 30, 1996 from the comparable periods in the prior year principally as a result of lower promotional, travel and commission expenses.

The increase in the Company's research and development expenses in the three and six months ended June 30, 1996 from the comparable periods in the prior year was primarily attributable to an increase of one employee in the depart-ment and higher travel expenses. The Company's principal research and development costs for its current products have been incurred in prior years, but the Company needs continually to maintain and improve its products, as well as to develop new products, and anticipates ongoing research and develop-ment efforts.

                      Part II - Other Information
                      ---------------------------

Item 6.	Exhibits and Reports on Form 8-K

        ( a )  Exhibits: EX-27.

        ( b ) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the three months ended June 30, 1996.

                                Signatures
                                ----------

    In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                               Protein Databases, Inc.
                                               -----------------------
                                                   (Registrant)


Dated August 9, 1996                              S/Stephen H. Blose
                                                  ------------------
                                                  Stephen H. Blose
                                                  Director, President and
                                                  Chief Executive Officer


Dated August 9, 1996          		                  S/Alan P. Chodosh
                                                  -----------------
                                                  Alan P. Chodosh
                                                  Vice President of Finance
                                                  (Principal Financial and
                                                  Accounting Officer)