Form 10QSB/A
period 1996-06-30
PROTEIN DATABASES INC /DE/
filed 1996-10-15
CIK 770131

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

               FORM 10-QSB -- QUARTERLY OR TRANSITIONAL REPORT
                (Added by 34-30968, eff. 8/13/93 as amended)

(Mark One)

[  x  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________  to ____________

Commission file number 0-17032

                           PROTEIN DATABASES, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

    DELAWARE                                        13-3186604
-------------------------------                    ------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                       Identification No.)

405 OAKWOOD ROAD, HUNTINGTON STATION, NEW YORK           11746
----------------------------------------------     ------------------
 (Address of principle executive offices)             (Zip Code)

  (516)-673-3939
-------------------------
Issuer's telephone number

_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
 (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements
for the past 90 days.  Yes    No.
                        x
                       ---   ---

State the number of shares outstanding of each of the issue's classes of common equity, as fo the latest practicable date.

          Class                                Outstanding at June 30, 1996
----------------------------                   ----------------------------
Common Stock $.01 par value                             1,459,724

  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K

    ( a )  Exhibits: EX-27

    ( b ) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the three months ended
           June 30, 1996

          INDEX TO EXHIBITS

27  - FINANCIAL DATA SCHEDULE

    FINANCIAL DATA SCHEDULE     EXHIBIT 27

[DESCRIPTION] ART. 5 FDS FOR 2ND QUARTER 10-Q
[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM PROTEIN DATABASES, INC'S JUNE 30, 1996 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [NAME] PROTEIN DATABASES, INC.

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               JUN-30-1996
[CASH]                                         280,596
[SECURITIES]                                         0
[RECEIVABLES]                                  397,614
[ALLOWANCES]                                         0
[INVENTORY]                                     44,758
[CURRENT-ASSETS]                               740,303
[PP&E]                                         991,345
[DEPRECIATION]                               (708,598)
[TOTAL-ASSETS]                               1,036,570
[CURRENT-LIABILITIES]                          158,562
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        14,597
[OTHER-SE]                                     863,411
[TOTAL-LIABILITY-AND-EQUITY]                 1,036,570
[SALES]                                        909,349
[TOTAL-REVENUES]                               909,349
[CGS]                                          349,089
[TOTAL-COSTS]                                1,361,236
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                              (451,887)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (451,887)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (451,887)
[EPS-PRIMARY]                                    (.31)
[EPS-DILUTED]                                    (.31)