Form 10QSB
period 1996-09-30
PROTEIN DATABASES INC /DE/
filed 1996-11-12
CIK 770131

U. S.  Securities and Exchange Commission
                        Washington, D.C. 20549

                               Form 10-QSB


(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                               ------------------

[    ]   Transition Report Under Section 13 or 15(d) of the Securities
         Exchange  Act of 1934

For the transition period from________________to__________________

Commission file number 0-17032

                        PROTEIN DATABASES, INC.
          -------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

          Delaware                                  13-3186604
--------------------------------                  -----------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)	              Identification No.)

405 Oakwood Road, Huntington Station, New York	        11746
----------------------------------------------       ----------
(Address of principle executive offices)				       (Zip Code)

(516)-673-3939
--------------
Issuer's telephone number

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
     ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                          Outstanding at November 6, 1996
---------------------------                ---------------------------------
Common Stock $.01 par value                           1,459,724

                      PROTEIN DATABASES, INC. AND SUBSIDIARY

                       CONDENSED CONSOLIDATED BALANCE SHEET

                              SEPTEMBER 30, 1996
                                 ( UNAUDITED )

                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $   301,242
  Accounts receivable                                         198,377
  Inventory                                                    43,191
  Prepaid expenses                                             16,768
                                                          -----------
     Total current assets                                     559,578
                                                          -----------
PROPERTY AND EQUIPMENT-NET                                    267,435
                                                          -----------
OTHER ASSETS                                                   13,520
                                                          -----------

TOTAL                                                     $   840,533
                                                          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $   60,738
  Accrued expenses                                             36,393
  Unearned revenue                                             31,354
                                                           ----------
    Total current liabilities                                 128,485
                                                           ----------
STOCKHOLDERS' EQUITY:
  Common stock                                                 14,597
  Additional paid-in capital                                8,519,636
  Accumulated deficit                                      (7,822,185)
                                                           ----------
    Stockholders' Equity                                      712,048
                                                           ----------
TOTAL                                                      $  840,533
                                                           ==========

                  PROTEIN DATABASES, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                   For the Three Months               For the Nine Months
                    Ended September 30,               Ended September 30,
                   --------------------              --------------------
                      1996        1995                 1996        1995
                      ----        ----                 ----        ----
Revenues            $308,863    $696,128            $1,218,212  $2,190,108
                    --------    --------            ----------  ----------
Expenses
  Cost of sales       88,484     146,958               437,573     491,588
  General and
    administrative   138,707     157,429               472,788     488,494
  Marketing and
    sales            137,400     231,839               525,751     704,313
  Research and
    development      110,232     127,333               399,947     384,108
                     -------     -------            ----------   ----------
    Total expenses   474,823     663,559             1,836,059   2,068,503
                     -------     -------            ----------   ----------

    Net income
     (loss)        $(165,960)    $32,569            $(617,847)    $121,605
                    =========    =======            ==========  ==========

    Net income
     (loss) per
        common
          share       $(.11)        $.02               $(.42)         $.07
                   =========    ========           ==========   ==========

Weighted average number
  of shares used in
   computing earnings
     (loss) per share

                  1,459,724    1,713,729           1,459,724     1,658,225
                  =========    =========           =========     =========

                    PROTEIN DATABASES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( UNAUDITED )

                                                      For the Nine Months
                                                      Ended September 30,
                                                      -------------------
                                                      1996          1995
                                                      ----          ----
Cash flow from operations:
  Net income (loss)                                $(617,847)  $  121,605
  Adjustments to reconcile net income
   to net cash provided by (used in) operations:
    Depreciation and amortization                     72,000       72,000
    Changes in operating assets and liabilities:
      Accounts receivable                            223,115      364,578
      Inventory                                       21,497       20,646
      Prepaid expenses and deposits                   (3,481)      (8,336)
      Accounts payable and accrued expenses         (104,868)    (148,147)
      Unearned revenue                                 1,663      (46,289)
                                                    --------    ---------
    Net cash provided by (used in) operations       (407,921)     376,057
                                                    --------    ---------
Cash flows used for investments in
  property and equipment, net                        (69,555)     (98,232)
                                                    --------    ---------

Increase (decrease) in cash and cash equivalents    (477,476)     277,825

Cash and cash equivalents, beginning of period       778,718      622,895
                                                    --------    ---------

Cash and cash equivalents, end of period            $301,242     $900,720
                                                    ========    =========

                  PROTEIN DATABASES, INC.,  AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996

NOTE 1 - GENERAL:
-----------------

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

                    PROTEIN DATABASES, INC. AND SUBSIDIARY
                    --------------------------------------
              Management's Discussion and Analysis of Operations
              --------------------------------------------------

Liquidity and Capital Resources

As a result of purchases of the Company's software products by Pharmacia Biosystems B.V. and Pharmacia Biotech AB ("Pharmacia"), the Company operated profitably in the quarter and nine months ended September 30, 1995. However, as a result of the completion of Pharmacia's software purchase requirements during the third quarter of 1995, the Company operated un-profitably in the fourth quarter of 1995 and the first three quarters of 1996. On April 19, 1996 the Company was informed by Pharmacia, the most significant worldwide distributor of its products, that Pharmacia elected not to renew its contract to distribute the Company's products.

The Company implemented cost reduction measures in the beginning of the second quarter of 1996 and management currently believes that the Company will have adequate funds to sustain its operations in 1996. However, the Company is almost totally dependent upon distributors for the sale of its products outside of the United States. Pharmacia accounted for 29% and 42%, and Toyobo Co. Ltd., the exclusive distributor of the Company's products in Japan and a non-exclusive distributor of the Company's products in all other countries in the Far East, accounted for 19% and 23% of the Company's total revenues in 1995 and 1994, respectively.

The Company is attempting to arrange one or more suitable alternative dis-tribution arrangements for its products; however, if the Company is not successful in completing such arrangements, the Company's sales will continue to be materially and adversely affected and the Company will not operate profitably.

During the quarter ended September 30, 1996, the Company had a net loss from operations of $165,960. As of September 30, 1996, the Company's total current assets were $559,578 (including cash and cash equivalents of $301,242) and its total liabilities were $128,485 (see accompanying Balance Sheet)

The Company had no material commitments for capital equipment additions at September 30, 1996.

Revenues

The Company generates revenues primarily by selling software and to a lesser extent, from contract research and development, royalties, and other income sources.

Software systems revenues include revenues from the sale of the Company's proprietary software, Original Equipment Manufacturers (OEM) equipment, software maintenance and software updates. Software systems revenues during the third quarter and first nine months of 1996 include sales of OEM equip-ment that cost $40,239 and $262,773, respectively, as compared with $75,375 and $271,900, respectively, of such costs in the third quarter and first nine months of 1995, respectively. The Company obtains its principle OEM equipment from a limited number of suppliers. If the Company were unable to continue to obtain the equipment on reasonable terms from its current suppliers, or from alternate sources, the Company would be materially and adversely affected.

Excluding the cost of OEM equipment, the Company's Software systems revenues during the third quarter and first nine months of 1996 decreased approxi-mately 47% and 46%, respectively, from the comparable periods of 1995.
The decreases were primarily due to decreases in the number of products sold under the Company's distribution agreements with Pharmacia and by the Company's direct sales staff in North America.

Expenses

Excluding lower costs of OEM equipment described above, the reduction in the Company's cost of sales expenses in the quarter and nine months ended September 30, 1996 from the comparable periods in the prior year was primarily attributable to lower costs for equipment supplies and maintenance, travel and freight. Except for OEM equipment costs, which vary significantly with the level of the Company's revenues, cost of sales expenses are relatively fixed.

The decrease in the Company's general and administration expenses in the three and nine months ended September 30, 1996 from the comparable periods of the prior year was primarily attributable to lower compensation expenses, which were partially offset by higher professional fees.

The Company's marketing and sales expenses decreased in the three and nine months ended September 30, 1996 from the comparable periods in the prior year principally as a result of lower promotional, travel, salaries and commission expenses.

The decrease in the Company's research and development expenses in the three months ended September 30, 1996 from the comparable period in the prior year was primarily attributable to lower compensation expenses. The Company's principal research and development costs for its current products have been incurred in prior years, but the Company needs continually to maintain and improve its products, as well as to develop new products, and anticipates ongoing research and development efforts.

                      Part II - Other Information
                      ---------------------------

Item 6.	Exhibits and Reports on Form 8-K

      ( a )  Exhibits: EX-27.

      ( b ) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the three months ended September 30, 1996.

                                Signatures
                                ----------

    In accordance with the requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                               Protein Databases, Inc.
                                               -----------------------
                                                   (Registrant)


Dated November 11, 1996                           S/Stephen H. Blose
                                                  ------------------
                                                  Stephen H. Blose
                                                  Director, President and
                                                  Chief Executive Officer


Dated November 11, 1996       		                  S/Alan P. Chodosh
                                                  -----------------
                                                  Alan P. Chodosh
                                                  Vice President of Finance
                                                  (Principal Financial and
                                                  Accounting Officer)

               INDEX TO EXHIBITS

27   - FINANCIAL DATA SCHEDULE

       FINANCIAL DATA SCHEDULE    EXHIBIT 27

[ARTICLE] 5
[DESCRIPTION] FDS FOR 3RD QUARTER 10-QSB
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM PROTEIN DATABASES, INC.'S SEPTEMBER 30, 1996 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               SEP-30-1996
[CASH]                                         301,242
[SECURITIES]                                         0
[RECEIVABLES]                                  198,377
[ALLOWANCES]                                         0
[INVENTORY]                                     43,191
[CURRENT-ASSETS]                               559,578
[PP&E]                                       1,000,033
[DEPRECIATION]                                (732,598)
[TOTAL-ASSETS]                                 840,533
[CURRENT-LIABILITIES]                          128,485
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        14,597
[OTHER-SE]                                     697,451
[TOTAL-LIABILITY-AND-EQUITY]                   840,533
[SALES]                                      1,218,212
[TOTAL-REVENUES]                             1,218,212
[CGS]                                          437,573
[TOTAL-COSTS]                                1,836,059
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                               (617,847)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (617,847)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (617,847)
[EPS-PRIMARY]                                     (.42)
[EPS-DILUTED]                                     (.42)