Form 10QSB/A
period 1996-06-30
PROTEIN DATABASES INC /DE/
filed 1996-12-02
CIK 770131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

For the transition period from            to

Commission file number 0-17032

                           PROTEIN DATABASES, INC.
-----------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

    DELAWARE                                        13-3186604
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                       Identification No.)

405 OAKWOOD ROAD, HUNTINGTON STATION, NEW YORK      11746
----------------------------------------------     --------------------------
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