Form 10QSB/A
period 1996-09-30
PROTEIN DATABASES INC /DE/
filed 1997-01-07
CIK 770131

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
                        x
                       ---   ---

State the number of shares outstanding of each of the issue's classes of common equity, as fo the latest practicable date.

          Class                            Outstanding at September 30, 1996
----------------------------               ---------------------------------
Common Stock $.01 par value                             1,459,724

  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports of Form 8-K

    ( a )  Exhibits: EX-27

    ( b ) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the three months ended
           September 30, 1996

          INDEX TO EXHIBITS

27  - FINANCIAL DATA SCHEDULE


    FINANCIAL DATA SCHEDULE     EXHIBIT 27