Form 10KSB
period 1996-12-31
PROTEIN DATABASES INC /DE/
filed 1997-03-25
CIK 770131

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                              FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934

For the transition period from _________________to__________________C

Commission file number 0-17032

                         PROTEIN DATABASES, INC.
              _____________________________________________
             (Name of small business issuer in its charter)

	Delaware			  				                                     13-3186604
-------------------------------                     ----------------
(State or other jurisdiction of					       	        (I.R.S. Employer
 incorporation or organization)					                 Identification No.)

405 Oakwood Road, Huntington Station, New York		         11746
----------------------------------------------         ---------
(Address of principle executive offices)				           (Zip Code)

Issuer's telephone number (516) 673-3939
                          --------------
Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

		                   Common Stock, $.01 par value
                     ----------------------------
                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                [x] Yes        [ ]  No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information state-
ments incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
 												                                   [X]

Issuer's revenues for its most recent fiscal year were $1,633,777.

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the issuer on February 12, 1997 was approximately $145,373.

The number of shares of issuer's Common Stock outstanding as of February 12, 1997 was 1,459,724.

                DOCUMENTS INCORPORATED BY REFERENCE: None
                                                     ----
Transitional Small Business Disclosure Format (Check one): Yes__: No _X_

PART I

Item 1. Description of Business.
--------------------------------
Background

Currently, Protein Databases, Inc. ("the Company" or "PDI"), incorporated in 1983, is a provider of innovative image analysis software and hardware products for the worldwide bioresearch, drug discovery and clinical diagnostic markets. Based on Long Island, New York, PDI develops user-friendly, software-integrated scanner systems for biotechnology and related research in drug discovery and diagnostic systems development.

The Company's customers are researchers studying complex biological systems with a medical focus. They attempt to understand the molecular mechanisms of changes that occur in cells as a result of diseases, read the DNA sequence bar code to understand gene function and attempt to develop assays in drug discovery programs.

The Company's present liquidity position is critical. The Company is attempting to arrange one or more suitable alternative distribution arrangements for its products and is exploring strategic relationships, a business combination with other companies or the sale of the Company. Management currently believes that the Company will require additional product sales or funding during, or shortly after the end of, the quarter ending June 30, 1997 to continue its operations (see Item 6 - Management's Discussion and Analysis of Operations).

INTRODUCTION AND TECHNOLOGY

Part of the revolution in biotechnology has been the scientific advances in the ability to separate the major molecules of life: proteins, the machines responsible for running life processes and the building blocks of life, and DNA, the chemical unit of genes that code the master "blueprint" of life. Genes, very complex mixtures of proteins and other molecules, are assembled into the fundamental units of life - cells and tissues. Manifestations of disease and inheritance can be observed by analyzing the changes in cellular proteins and genes. Unfortunately, only a small fraction of proteins and genes have been characterized well enough to understand their function. Science is in the process of analyzing the characteristics of proteins and genes that have not yet been compiled. Electrophoretic separations of proteins and DNA by electric charge (a chemical property of a molecule) and by size (a physical property) are widely used techniques to separate proteins and DNA to facilitate their analysis.

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

PDI produces software that integrates personal computers and computer workstations with high performance scanners to provide customers with powerful image analysis and data reduction capabilities. The Company was one of the first successfully to integrate scanners with sophisticated image analysis software tools to supply the growing demand for image analysis systems for the electrophoresis market.

Products

The Company's major products are as follows,

          SYSTEMS

420oe Densitometer: PDI invented Optically Enhanced Densitometry and the
420oe is the latest system to employ it The 420oe is a densitometer that has third party reference optical density and reflectance density standards built into the instrument, thus providing assurance that the instrument is working automatically. High data quality; 12 bit, 0-3 O.D., multiwavelength scans solve most images. PDI made the 420oe to be versatile, to process images from wet gels, dry gels, films, thick (up to 3mm) samples, blots, photographs, negatives and small to larger 20x27cm images. This system is available with all of the software described below.

The NightHawk(tm) System: Nighthawk combines the most compact (only 20cm across) darkroom and variable intensity UV source and optics and software
for ethidium bromide documentation.   The customer can capture the image,
save to a floppy and print to a thermal printer with 5 mouse clicks in less than 30 seconds. Whether the customer chooses Mac or PC, the software is the same. The system utilizes the Company's ImagePrint(tm) proprietary software for quick prints or Quantity One(r) proprietary software, described below, for saturated pixel measurements, histograms, image labeling and rotation, comparisions, molecular weight and concentration determinations. For more complex genetic analysis, customers use PDI's Diversity family of software products described below.

           SOFTWARE

The Company's software products are described below. Each is available for Macintosh, MS-DOS PC and UNIX(r) computers.

Diversity Database(tm) is used by molecular biologists for RFLP
(Restriction Fragment Length Polymorphism's) analysis, DNA fingerprint analysis and allelic frequency analysis. A DNA "fingerprint" is developed from images of individual genetic specimens in which their DNA is fragmented into pieces and arranged according to molecular size on a one-dimensional gel. The program can sort the fingerprints according to genetic similarity and create databases of 10,000 lane images. The software permits comparing a new lane against the database of images to determine the closest match or similarity. With it, a user can form databases of all types of 1-d images and answer genetic related questions using a MAC or PC. The software package also has all the quantitative tools found in Quantity One(r), described below.


DNA Code(r) is used for automatic DNA sequence gel reading. It can scan, read and edit an entire x-ray film containing 4,000 readable bases in 30 minutes (displayed and read as a bar code). The sequence may then be output in hard copy or in a computer-readable form.

PDQUEST(tm) is used for the analysis of proteins separated by two-dimensional gel electrophoresis. This sophisticated program permits the analysis of 100 gels per experiment and 1000 gels per database. The program assists in the identification of proteins and tracks certain changes in them under experimental conditions. This enables scientists to obtain more information than by traditional protein separation techniques and to preserve their experimental findings in a standard computer format.

Quantity One(r) is used for the analysis of one-dimensional gels, dot blots and slot blots - techniques virtually ubiquitous to many life science research applications. This program can scan and analyze in five minutes and produce soft copy and hard copy histograms, traces and tables.

2-D(tm) is used for simple 2-D gel analysis with no database function. It can accommodate 16 gels per experiment.

ImageWorks(tm), introduced in October 1996, is PDI's Internet initiative in which software is sold over the worldwide web for the biotechnology market. The Internet is utilized to distribute, support and update ImageWorks(tm). It provides the tools to handle, analyze and communicate data and allows scientists around the world to share their information. Researchers access ImageWorks(tm) through PDI's web site at www.pdiq.com.

Millions of images are produced in biotechnology laboratories each year. ImageWorks(tm) accepts these images and prepares them for publication, presentation and Internet communication. ImageWorks'(tm) unique file format combines every aspect of the image in one completely transportable file as a vehicle for transmitting this type of data between laboratories around the world.

Marketing and Sales

The Company sells its products in the United States and Canada directly to customers and is substantially dependent upon distributors for the sale of
its products outside of the United States.   The Company sells its products
in Japan under a distribution agreement with Toyobo Co. Ltd (Toyobo) and in Germany, Korea, India, Taiwan and Israel under agreements with local distributors. Until the completion of its software purchase requirements during the third quarter of 1995, the Company sold its products in most countries in Europe, the Middle East and Africa, and certain products world-wide, under distribution agreements with Pharmacia Biosystems B.V. and Pharmacia Biotech AB ("Pharmacia"). On April 19, 1996, Pharmacia, the most significant worldwide distributor of the Company's products, elected not to renew its contract to distribute the Company's products.

The market for the Company's products in Europe, Japan and countries in the Middle East has been important, with the combined regions accounting for approximately 65% of the Company's revenue in 1996 and approximately 52% of revenue in 1995.

As amended, the Company's Distribution Agreement with Toyobo, the exclusive distributor of the Company's products in Japan and the non-exclusive distributor of the Company's products in all other countries in the Far East, expires on December 31, 1998.

During 1996, Toyobo accounted for 41% of the Company's total revenues. During 1995, Pharmacia accounted for 29% and Toyobo accounted for 19% of the Company's total revenues.

The Company's customers may require training and support to achieve satisfactory performance from the Company's products. Installation of a software system and training of the user may take up to two days.

The Company is attempting to arrange one or more suitable new distribution arrangements for the Company's products and is exploring strategic relation-ships, a business combination with other companies or the sale of the Company.

Management currently believes that the Company will require additional product sales or funding during, or shortly after the end of, the quarter ending June 30, 1997 to continue its operations. See "Management's Discussion and Analysis of Operations - Liquidity and Capital Resources."

Research and Development

The Company is engaged in the ongoing refinement of its Software Systems through its research facilities. In addition, the Company from time to time consults with scientists who advise the Company regarding its products and the Company actively solicits and receives suggestions from its customers regarding product improvements.

The Company's principle research and development costs for its current products have been incurred in prior years, but the Company needs continually to maintain and improve its products, as well as to develop new products. During 1996 and 1995 the Company incurred Research and Development expenses of $534,673 and $520,943, respectively. The Company may be adversely affected if it is not able to maintain its research and development efforts at an appropriate level.

Competition

The Company competes with a number of companies that have financial, marketing, manufacturing and human resources which substantially exceed those of the Company. These competitors include Bio-Rad Laboratories, Molecular Dynamics, Inc. and Bio Image Corp., each of which sells a turnkey image analysis instrument capable of scanning and analyzing one and two-dimensional and DNA gels.

The Company believes its systems approach to deliver total solutions is necessary in order to enable the Company to compete in its market.

Licenses, Patents and Proprietary Information

Cold Spring Harbor Laboratory Agreement

In December 1983, the Company entered into a license agreement with CSHL (the "License Agreement") pursuant to which CSHL granted the Company the exclusive commercial right to use all information, technology, know-how, inventions, computer software and improvements relating to CSHL's 2-D Gel technology (collectively the "CSHL Technology"). Under applicable statutes and regulations relating to technology developed under federal funding, CSHL's rights to the CSHL Technology are subject to a retained license to such technology by the federal government for its own use and for the distrubution of two-dimensional gel analysis software to not-for-profit research institutions. All inventions or improvements to the Company's products become part of the CSHL Technology, but the Company retains the right to utilize and exploit all of the technology. Pursuant to the License Agreement, as last amended in June 1990, the Company is obligated to Pay CSHL one-seventh of teh royalties paid to the Company under the Millipore Agreement described below. The Company has no other royalties due CSHL.

Under the terms of the License Agreement, which expired on June 1, 1994, the Company has a perpetual non-exclusive license to use and exploit the CSHL Technology.

Millipore Agreement

In September 1987, the Company entered into an agreement (the "Millipore Agreement") with Millipore Corporation ("Millipore") pursuant to which Millipore has a worldwide non-exclusive license to use certain of the Company's technology related to the 2-D electrophoretic method of protein separation (the "Licensed Technology") to develop and market separation equipment (the "Licensed Products"). The Licensed Technology excludes the computer programs and related software for the analysis of the electrophoretic method of protein separation (the "Licensed Technology") to develop and market separation equipment (the "Licensed Products").
The Licensed Technology excludes the computer programs and related software for the analysis of teh electrophoretic separations accomplised by the 2-D electrophoretic technology.

Under the Millipore Agreement, Millipore paid to the Company a total of $500,000 during 1987 and 1988 for the Licensed Technology. Beginning in 1989, Millipore was required to pay the Company a royalty based on net sales of any Licensed Products. The royalty decreases from 7% to 3% of sales as certain cumulative thresholds of sales are achieved. The royalty terminates on September 15, 1997. In 1996 and 1995, Millipore paid royalties of $51,095 and $63,321, respectively, pursuant to the Millipore Agreement.

Employees

The Company has 14 full-time employees, of which one holds a Ph.D. degree and five hold masters degrees in science or computer-related fields.
The Company is not a party to any collective bargaining agreement and considers the relations with its employees to be good.

Item 2. Description of Properties.

The Company currently leases approximately 4,500 square feet in Huntington Station, New York, for office, conference and computer systems space.
The lease, as extended, expires on May 31, 1997 and provides for rental payments in 1997 of $24,000, plus certain expenses. These facilities are considered to be adequate for the Company's present requirements.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------
The following table provides information concerning the high and low bid prices per share for the Company's common stock in the over-the-counter market for each of the calendar quarters in the period from January 1, 1995 through December 31, 1996 as reported by the National Quotation Bureau. Such bids reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

1996                                       Low            High
Quarter Ended                              Bid             Bid
-------------                              ---            ----

March 31, 1996                            $.25            $.25
June 30, 1996                              .13             .25
September 30, 1996                         .13             .13
December 31, 1996                          .03             .13

1995                                       Low            High
Quarter Ended                              Bid             Bid
-------------                              ---            ----

March 31, 1995                            $.13            $.50
June 30, 1995                              .25             .50
September 30, 1995                         .25            .375
December 31, 1995                          .06            .375

The Company has not paid any dividends on its Common Stock and no cash dividends are contemplated for the foreseeable future.

As of December 31, 1996, there were 832 holders of record of the Company's Common Stock.

Item 6. 	Management's Discussion and Analysis of Operations.
------------------------------------------------------------
Liquidity and Capital Resources

The Company's present liquidity position is critical. During the year ended December 31, 1996, the Company had a net loss from operations of $811,323. As of December 31, 1996, the Company's total current assets were $553,993 (including cash of $119,352) and its total liabilities were $267,378
(see accompanying Balance Sheet).

The Company is substantially dependent upon distributors for the sale of its products outside of the United States.

As a result of purchases of the Company's software products by Pharmacia, the Company operated profitably in the quarter and nine months ended
September 30, 1995. However, as a result of the completion of Pharmacia's software purchase requirements during the third quarter of 1995, the Company operated unprofitably in the fourth quarter of 1995 and in each quarter of 1996. On April 19, 1996, Pharmacia, the most significant worldwide distributor of the Company's products, elected not to renew its contract to \ distribute the Company's products.

During 1996, Toyobo accounted for 41% of the Company's total revenues. During 1995, Pharmacia accounted for 29% and Toyobo accounted for 19% of the Company's total revenues.

The Company is attempting to arrange one or more suitable alternative distribution arrangements for its products and is exploring strategic relationships, a business combination with other companies or the sale of the Company. Management currently believes that the Company will require additional product sales or funding during, or shortly after the end of, the quarter ending June 30, 1997 to continue its operations.

As a result of the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of December 31, 1996 contains an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

The Company had no material commitments for capital equipment additions at December 31, 1996.

Revenues

The Company generates revenues primarily by selling software systems and, to a lesser extent, from contract research and development, royalties and other sources.

Software systems revenues include revenues from the sale of the Company's proprietary software, Original Equipment Manufacturers (OEM) equipment, software maintenance and software updates. Software systems revenues include sales of OEM equipment that cost $340,388 and $377,803 in 1996 and 1995, respectively. The Company obtains its principal OEM equipment from a limited number of suppliers. If the Company were unable to continue to obtain the equipment on reasonable terms from its current suppliers, or from alternate sources, the Company would be materialy and adversely affected.

Excluding the costs of OEM equipment, the Company's Software systems revenues decreased 39% in 1996. The decrease was primarily due to decreases in the number of products sold under the Company's distribution agreements with Pharmacia and by the Company's direct sales staff in North America.

Contract, royalty and other revenues include fees received for software development totaling $73,000 in 1996 compared with $299,000 of such fees in 1995. Contracts, royalties and other revenues also include royalties of $51,095 and $63,321 received from Millipore Corporation in 1996 and 1995, respectively.

Expenses

Excluding lower costs of OEM equipment described above, the reduction in the Company's cost of sales expenses in the year ended December 31, 1996 from the prior year was primarily attributable to lower costs for equipment supplies and maintenance, travel and freight. Except for OEM equipment costs, which vary significantly with the level of the Company's revenues, cost of sales expenses are relatively fixed.

The increase in the Company's general and administration expenses in the year ended December 31, 1996 from the prior year was primarily attributable to higher consulting fees.

The Company's marketing and sales expenses decreased in the year ended December 31, 1996 from the prior year principally as a result of lower promotional, travel, salaries and commission expenses.

The Company's principal research and development costs for its current products have been incurred in prior years, but the Company needs continually to maintain and improve its products, as well as to develop new products, and anticipates ongoing research and development efforts.

Item 7.	Financial Statements.
-----------------------------
See page F-1 for Protein Databases, Inc. Index to Consolidated Financial Statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure.
        ---------------------
None

PART III

Item 9.	Directors, Executive Officers , Promoters and Control Persons;
----------------------------------------------------------------------
        Compliance with Section 16(a) of the Exchange Act.
        --------------------------------------------------

The directors and executive officers of the Company are as follows:

    Name          Age       Position
    ----          ---       --------
Ronald R. Hahn		  52	       Chairman of the Board of Directors
Stephen H. Blose		47	       President, Chief  Executive Officer and Director
Joel A. Fontaine		52	       Director
Alan P. Chodosh		 43	       Vice President of Finance and Secretary
Jon D. Randall			 44	       Vice President of Research and Development
Paul J. Collins			41	       Vice President of Sales and Marketing

Directors are elected for a one-year term and until a successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the pleasure of the Board until their successors are chosen and qualified.

Ronald R. Hahn is currently Chairman and President of ESE Partners, LLC, a venture capital management company located in Princeton, New Jersey.
In addition, he has been a partner of Princeton / Montrose Partners since 1981. He became a Director of the Company in April 1985 and Chairman of the Board of Directors in October 1989.

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

Joel A. Fontaine was appointed a Director of the Company on August 22, 1995. He has been Senior Vice President of Sales & Marketing of GretagMacbeth AG since July 1, 1996 and President of Suprex Corporation, a manufacturer of analytical instruments, from January 1988 through June 1996. In addition, from 1968 through 1987 Mr. Fontaine held various positions with Fisher Scientific Company, including General Manager of Fisher Medical in 1986 through 1987. He is also a director of the Analytical Instrument Association.

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
--------------------------------

                     SUMMARY COMPENSATION TABLE
       							     		                                      Long Term
 						      	         		                                 Compensation
                                                          ------------

                        Annual Compensation                  Awards
                        -------------------                  ------
                                              Securities
                                              Underlying     All Other
                                               Options    /Compensation
Name and Principal Position
---------------------------
                    Year  Salary($)  Bonus($)  SAR's(#)        ($)
                    ----  ---------  --------  --------       ----
Stephen H. Blose    1996  $134,251     $0       None          None
President and CEO   1995  $133,650     $0
                    1994  $127,400   $10,000


Jon D. Randall      1996  $120,500     $0
V.P. of Research    1995  $120,500     $0
and Development     1994  $115,000   $10,000


Alan P. Chodosh     1996  $110,000     $0
V.P. of Finance     1995  $110,000     $0
                    1994  $105,000   $10,000

Paul J. Collins     1996  $107,400     $0
V.P. of Sales and
Marketing           1995  $107,400     $0
                    1994  $102,400   $10,000

           Aggregated Option/SAR Exercises in Last Fiscal Year
           ---------------------------------------------------
                     and FY-End Option/SAR Values
                     ----------------------------
                                       Number of              Value of
                                       Securities Underlying  Unexercised
                                       Unexercised            In-the-money
                                       Options/SAR's          Options/SAR's
                                       at FY-End (#)          at FY-End ($)

         Shares Acquired  Value        Exercisable /          Exercisable /
Name     on Exercise (#)  Realized($)  Unexercisable          Unexercisable
-----    ---------------  -----------  -------------          -------------
Stephen H. Blose   None                  Options                 Options
                                        132,500/0                $0/$0

Jon D. Randall     None                  Options                 Options
                                        112,500/0                $0/$0

Alan P. Chodosh    None                  Options                 Options
                                        112,500/0                $0/$0

Paul J. Collins    None                  Options                 Options
                                        112,500/0                $0/$0

During 1996, Mr. Ronald R. Hahn received compensation of $36,000 as Chairman of the Board of Directors and Mr. Joel A. Fontaine received compensation of $7,500 as a director pursuant to an agreement under which he receives directors' fees of $500 per month and $1,500 for each Board Meeting he attends. Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with the Company's business.

In 1996 the Company entered into a three year employment agreement with Mr. Blose, expiring on July 31, 1999, which provides, in part, for Mr. Blose to receive an annual compensation of at least $134,531. The agreement provides for Mr. Blose to receive his annual compensation payments for six or twelve months, under specified circumstances, upon termination of his employment prior to the expiration of the term of the agreement. Such circumstances include termination of employment without cause and the sale of the Company for at least $1,200,000 and Mr. Blose is not employed by the acquiring company.

In 1996 the Company entered into a three year employment agreement with Mr. Randall, expiring on July 31, 1999, which provides, in part, for Mr. Randall to receive his annual compensation of at least $123,512.
The agreement provides for Mr. Randall to receive compensation payments for three or six months, under specified circumstances, upon termination of his employment prior to the expiration of the term of the agreement. Such circumstances include termination of employment without cause and the sale of the Company for at least $1,200,000 and Mr. Randall is not employed by the acquiring company.

In 1996 the Company entered into a three year employment agreement with Mr. Chodosh, expiring on July 31, 1999, which provides, in part, for Mr. Chodosh to receive his annual compensation of at least $112,750.
The agreement provides for Mr. Chodosh to receive compensation payments of three or six months, under specified circumstances, upon termination of his employment prior to the expiration of the term of the agreement.
Such circumstances include termination of his employment without cause or the sale of the Company for at least $1,200,000 and Mr. Chodosh is not employed by the acquiring company.

In 1996 the Company entered into an employment agreement with Mr. Collins, expiring on May 31, 1997, which provides, in part, for Mr. Collins to receive compensation at the annual rate of at least $91,481. The agreement provides for Mr. Collins to receive compensation payments for three or six months, under specified circumstances, upon termination of his employment prior to the expiration of the term of the agreement. Such circumstances include termination of his employment without cause and the sale of the Company for at least $1,200,000 and Mr. Collins is not employed by the acquiring company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth, as of December 31, 1996, the ownership of the Company's common stock by (i) each person who is known by the Company to own beneficially more than five (5%) of the Company's common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group. The stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                   Name and              Amount and
			                Address of  	         Nature of
			                Beneficial            Beneficial         Percent
Title of Class		     Owner  	   		         Owner          of Class (1)
--------------     ----------            ----------       ------------

Common Stock	      Princeton/Montrose2 	   730,545		         50.05%
			                Partners
			                243 North Highway 101
		                	Suite 13
			                Solana Beach, CA  92076

Common Stock	      Ronald R. Hahn3             0    			        -
                   243 North Highway 101
			                Suite 13
			                Solana Beach, CA  92076

Common Stock       Joel A. Fontaine			         0               -
                   405 Oakwood Road
		                	Hunt. Sta., NY 11746

Common Stock	      Stephen H. Blose4		     134,813			         8.47%
                			405 Oakwood Road
			                Hunt. Sta., NY  11746

Common Stock	      Jon D. Randall5		       112,500			         7.16%
			                405 Oakwood Road
			                Hunt. Sta., NY  11746

Common Stock	      Alan P. Chodosh5        112,500			         7.16%
	                		405 Oakwood Road
		                 Hunt. Sta., NY  11746

Common Stock	      Paul J. Collins	        112,500			         7.16%
                			405 Oakwood Road
			                Hunt. Sta., NY  11746

Common Stock	      All directors and       472,313	          24.48%
		                 officers	as a
                   group (6 persons)6

-----------------------

(1)	The percentages are calculated on the basis of 1,459,724 shares of
    Common Stock outstanding as of December 31, 1996. For the purpose of calculating the percentage of shares of the Company's Common Stock owned by any person, shares issuable upon the exercise of stock options held by such person are deemed outstanding if they are exercisable within 60 days of December 31, 1996, but such shares are not deemed outstanding for the purpose of calculating the percentage of Common Stock owned by any other person.

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

(5)	Consists of 112,500 shares of Common Stock issuable upon the exercise of stock options.

(6) Includes an aggregate of 470,000 shares of Common Stock issuable upon the exercise of outstanding stock options (see Notes 4 and 5 above). Excludes the shares of Common Stock owned by Princeton/Montrose Partners (see Note 2 above).

Item 12.	Certain Relationships and Related Transactions.
--------------------------------------------------------
None.

Item 13.	Exhibits and Reports on Form 8-K.


(a)   Exhibits
--------------
Exhibit
Numbe	               Description of Exhibits
-------              -----------------------
3.2(i)	              -	Third Restated Certificate of Incorporation of the
                       Registrant as filed in Delaware on July 15, 1988*

3.2(ii)	             -	Certificate of Amendment of Certificate of
                       Incorporation of the Registrant as filed in Delaware on October 16, 1992*****

3.4	                 -	Amended and Restated By-laws effective July 15, 1988*

4.1(ii)	             -	Specimen Certificate for shares of Common Stock of the
                       Registrant dated October 16,1992*****

10.1(i)              -	Exclusive Know-How License Agreement between the
                       Registrant and Cold Spring Harbor Laboratory dated December 1, 1983 ("Exclusive Know-How License")*

10.1(ii)	            -	Letter Amendment dated December 24, 1986 to Exclusive
                       Know-How License*

10.1(iii)	           -	Letter Amendment dated March 6, 1987 to Exclusive
                       Know-How License*

10.1(iv)	            -	Letter Amendment dated April 30, 1990 to Exclusive
                       Know-How License****

10.1(v)	             - Letter Amendment dated June 9, 1988 to Exclusive
                       Know-How License*

10.2	                -	Agreement dated September 15, 1987 between the Company
                       and Millipore Corporation*

10.3	                -	Lease dated April 15, 1993 between the Registrant and
                       Estate of Herbert Budin for office space******

10.4	                -	1992 Stock Incentive Plan of the Registrant*****

10.6	                -	Database License Agreement dated August 26, 1987
                       between the Registrant and Cold Spring Harbor
                       Laboratory*

10.8	                -	Proprietary Information & Invention Agreement
                       between the Registrant and Charles DeLisi*

10.9	                -	Form Software License Agreement of the Registrant*

10.10	               -	1993 Outside Directors' Stock Option Plan of the
                       Registrant******

10.11	               -	Employment Agreement between the Registrant and
                       Stephen H. Blose dated August 1, 1996#

10.12	               -	Employment Agreement between the Registrant and
                       Jon D. Randall dated August 1, 1996#

10.13	               -	Employment Agreement between the Registrant and
                       Alan P. Chodosh dated August 1, 1996#

10.14	               -	Employment Agreement between the Registrant and
                       Paul J. Collins dated August 1, 1996#

27	                  - Financial Data Schedule #

*	      Filed as exhibits to Registration Statement No. 33-22694-NY filed on
        June 21, 1988.
**	     Filed as exhibits to Form 10-K for 1988 on March 22, 1989.
*** 	   Filed as exhibits to Form 8-K dated September 21, 1990.
****	   Filed as exhibits to Form 10-K for 1990 on March 15, 1991.
*****   Filed as exhibits to Form 10-K for 1992 on March 29, 1993.
******  Filed as exhibits to Form 10-K for 1993 on March 28, 1994.
#	      Filed herewith.

(b)	Reports on Form 8-K
-----------------------
The Company did not file any current reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.

                             SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 1997.

				                        	PROTEIN DATABASES, INC.

                                  S/Stephen H. Blose
					                        By:  ----------------------------------------
                                  Stephen H. Blose, President and Director

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	Signature			                Title                    Date

S/Ronald R. Hahn
____________________      Chairman of the Board of    March 25, 1997
Ronald R. Hahn		          Directors

S/Stephen H. Blose
____________________	     President and Director		 	  March 25, 1997
Stephen H. Blose		        Chief Executive Officer)

S/Alan P. Chodosh
____________________	     Vice President - Finance    March 25, 1997
Alan P. Chodosh           Principal Financial and
				                      Accounting Officer)

S/Joel A. Fontaine
____________________		    Director				                March 25, 1997
Joel A. Fontaine

                         Protein Databases, Inc.

                      INDEX TO FINANCIAL STATEMENTS

		                                                         Page


Report of Independent Certified Public Accountants	        F-2


Financial Statements

Balance Sheets	                                            F-3

Statements of Operations	                                  F-5

Statement of Stockholders' Equity	                         F-6

Statements of Cash Flows	                                  F-7

Notes to Financial Statements	                             F-8 - F-15

                      REPORT OF INDEPENDENT CERTIFIED
                            PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
  Protein Databases, Inc.


We have audited the accompanying balance sheets of Protein Databases, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protein Databases, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $811,323 during the year ended December 31, 1996 and anticipates additional losses in 1997 until such time as the Company is able to substantially increase revenues. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP


Melville, New York
February 14, 1997

Protein Databases, Inc.

                              BALANCE SHEETS

                               December 31,


               ASSETS                       1996                1995
	                                       ------------        -----------
CURRENT ASSETS
  Cash and cash equivalents              $ 119,352         $    778,718
  Accounts receivable                      363,845              421,492
  Inventory                                 59,483               64,688
  Prepaid expenses                          10,935               13,287
  Other current assets                         378                 -
                                        ------------        -----------
Total current assets                       553,993            1,278,185

PROPERTY AND EQUIPMENT
  Computer and office equipment            799,199              751,645
  Furniture and fixtures                   120,047              119,889
  Equipment under capital leases            23,870               23,870
  Leasehold improvements                    36,922               36,922
                                        ------------         ----------
                                           980,038              932,326


Less accumulated depreciation and amortization
  (including $23,870 of capitalized lease
   amortization)                          (757,101)            (662,446)
                                        ------------         ----------
                                           222,937              269,880


OTHER ASSETS                                 9,020               13,520
                                        ------------         ----------
                                         $ 785,950           $1,561,585
                                        ============         ==========


The accompanying notes are an integral part of these statements.

                          Protein Databases, Inc.

                                December 31,


LIABILITIES AND STOCKHOLDERS' equity        1996             1995
CURRENT LIABILITIES                     ------------     ------------
  Accounts payable                  $      96,739        $    159,537
  Accrued expenses                        128,053              42,462
  Unearned revenue                         42,586              29,691
                                         --------            --------
      Total current liabilities           267,378             231,690
                                         --------            --------

COMMITMENTS


STOCKHOLDERS' EQUITY
  Common stock - $.01 par value; authorized,
  10,000,000 shares; outstanding, 1,459,724
  shares in 1996 and 1995
                                           14,597             14,597
  Additional paid-in capital            8,519,636          8,519,636
  Accumulated deficit                  (8,015,661)        (7,204,338)
                                       ----------          ---------
                                          518,572          1,329,895
                                       ----------          ---------
                                     $    785,950        $ 1,561,585
                                     ============        ===========


The accompanying notes are an integral part of these statements.

                           Protein Databases, Inc.

                          STATEMENTS OF OPERATIONS

                           Year ended December 31,

		                                         1996                  1995
                                        ----------            ----------

Revenue
  Software systems                      $1,492,975            $2,280,919
  Contract, royalty and other              140,802               409,676
                                        ----------            ----------
                                         1,633,777             2,690,595
                                        ----------            ----------

Expenses
  Cost of sales                            569,148               660,812
  General and administrative               659,650               629,392
  Marketing and sales                      681,629               873,986
  Research and development                 534,673               520,943
                                        ----------            ----------
                                         2,445,100             2,685,133
                                        ----------            ----------
       NET (LOSS) EARNINGS             $  (811,323)        $       5,462
                                       ===========          ============

Net (loss) earnings per common share         $(.56)                 $.00
                                             =====                  ====

Weighted average number of shares used in
  computing earnings per share           1,459,724             1,640,034
                                         =========             =========

The accompanying notes are an integral part of these statements.

                           Protein Databases, Inc.

                      STATEMENT OF STOCKHOLDERS' EQUITY

                   Years ended December 31, 1996 and 1995



                    Common stock    Additional   Accumulated  Stockholder's
                   --------------     paid in
                 		Shares			Amount	   capital      deficit       equity
                   ------   ------  ----------   -----------  -----------

Balance at January 1, 1994

                1,459,741  $14,597  $8,485,886  $(7,209,800)   $1,290,683


Compensatory stock options
  issued to employees                   33,750                     33,750
Fractional share adjustment
  from 1992 reverse stock
  split              (17)
Net earnings
                ---------  -------   ----------       5,462          5,462
                                                   --------        -------

Balance at December 31, 1995

                1,459,724   14,597   8,519,636   (7,204,338)     1,329,895

Net loss        ---------  -------   ----------    (811,323)      (811,323)
                                                 ----------      ---------

Balance at December 31, 1996

                1,459,724  $14,597  $8,519,636  $(8,015,661)   $   518,572
                =========  =======  ==========  ===========    ===========


The accompanying notes are an integral part of this statement.

                          Protein Databases, Inc.

                         STATEMENTS OF CASH FLOWS

                         Year ended December 31,

                                          		1996			             1995
                                          --------            --------

Cash flows from operating activities
  Net (loss) earnings                    $(811,323)        $     5,462
  Adjustments to reconcile net (loss) earnings to net cash
  (used in) provided by operating activities
     Depreciation and amortization          95,635              73,790
     Changes in operating assets and liabilities
       Accounts receivable                  57,647             371,274
       Inventory                             5,205             (16,256)
       Prepaid expenses                      2,352              (2,353)
       Other assets                          4,122                (520)
       Accounts payable and accrued expenses
                                            22,793            (101,185)
       Unearned revenue                     12,895             (51,462)
                                            ------            --------

    Net cash (used in) provided by operating activities
                                          (610,674)            278,750
                                          --------            --------

Cash flows from investing activities
  Capital expenditures                     (63,986)           (134,014)
  Proceeds from disposition of property and equipment
                                            15,294              11,087
                                          --------            --------

      Net cash used in investing activities
                                           (48,692)           (122,927)
                                          --------            --------

      NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                    (659,366)            155,823


Cash and cash equivalents at beginning of year
                                           778,718             622,895
                                          --------            --------

Cash and cash equivalents at end of year $ 119,352           $ 778,718
                                         =========           =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for
    Interest                             $      -            $      -
                                         =========           =========

    Income taxes                         $      -            $      -
                                         =========           =========

Noncash financing activity
  Issuance of stock options and cancellation
     of stock appreciation rights
                                         $      -          $   33,750
                                         =========         ==========


The accompanying notes are an integral part of these statements.

                            Protein Databases, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1996 and 1995



NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Protein Databases, Inc. (the "Company"), incorporated in 1983, markets intelligent scanning densitometers that integrate the Company's proprietary software with computer hardware and scanning instrumentation manufactured by others. These systems are sold to life science research laboratories at university, government, hospital and industrial (biotech and pharmaceutical) institutions, in the United States and abroad, for the analysis of biological information. The Company's customers are researchers studying complex bio-logical systems with a medical focus. They attempt to understand the molecular mechanisms of changes that occur in cells as a result of diseases, read the DNA sequence bar code to understand gene function and attempt to develop assays in drug discovery programs.

The financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1996, the Company incurred a net loss of $811,323, used cash from operations of $610,674 and currently anticipates additional losses in 1997 until such time as the Company is able to substantially increase revenues. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

The Company is substantially dependent upon distributors for the sale of its products outside of the United States (see Note B-1). As a result of the completion of the Company's most significant worldwide distributor's software purchase requirements during the third quarter of 1995 and other reductions in revenues, the Company operated unprofitably in the fourth quarter of 1995 and in each quarter of 1996. On April 19, 1996, such distributor elected not to renew its contract to distribute the Company's products. Management is attempting to arrange one or more suitable alternative distribution arrange-ments for its products and is exploring strategic relationships, a business combination with other companies or the sale of the Company. However, if the Company is not successful in completing such arrangements, the Company's sales will continue to be materially and adversely affected and the Company will not operate profitably. Management currently believes that the Company will require additional product sales or funding during, or shortly after the end of, the quarter ending June 30, 1997 to continue its operations.

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

                          Protein Databases, Inc.

                        December 31, 1996 and 1995


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

1.	Revenue

Software systems revenues are generally recognized at the time of shipment of such systems. Contract revenues are recognized as services are performed. Revenues from software maintenance agreements are deferred and recognized ratably over the lives of the respective agreements.

The Company is substantially dependent upon distributors for the sale of its products outside of the United States (see Note A). For the year ended December 31, 1996, one foreign distributor accounted for 41% of the Company's total revenues. At December 31, 1996, amounts due from such distributor represented 37% of accounts receivable. For the year ended December 31, 1995, one distributor accounted for 29% and another distributor accounted for 19% of the Company's total revenues. At December 31, 1995, amounts due for such distributors represented 5% and 27% of accounts receivable respectively.

Export sales were approximately $1,058,000 and $1,390,000 in 1996 and 1995, respectively.

2.	Research and Development

Company-sponsored research and development costs related to both present and future products are expensed currently. Included in "Contract, royalty and other" revenue for the years ended December 31, 1996 and 1995 are $73,000 and $299,000 of fees earned with respect to research and development projects undertaken on behalf of customers.

3.	Inventory

Inventory consisting of merchandise held for sale is stated at the lower of cost or market; cost is determined using the first-in, first-out method.

4.	Depreciation and Amortization

Depreciation and amortization of property and equipment are computed by the straight-line method over estimated useful lives of 5 years or the duration of the lease, whichever is shorter.

                           Protein Databases, Inc.

                         December 31, 1996 and 1995



NOTE B (continued)

5.	Use of Estimates and Fair Value of Financial Instruments

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

The carrying amounts of the Company's cash and accounts receivable are estimated to approximate their fair values. The Company believes that it is not practical to determine the fair value of its liabilities given the Company's present financial condition.

6.	Income Taxes

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

7.	Net (Loss) Earnings Per Share

The computation of net (loss) earnings per share is based on the weighted average number of outstanding shares during the period, plus, when their effect is dilutive, common stock equivalents consisting of outstanding stock options and warrants.

8.	Stock-Based Compensation Plans

The Company maintains two fixed stock option plans, as more fully described in Note E to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value and pro forma effects on the Company's net (loss) earnings and net (loss) earnings per share are not presented as the fair value of the options granted (determined pursuant to Statement of Financial Accounting Standards No. 123. "Accounting for Stock-Based Compensation") is not material to the financial statements.

                           Protein Databases, Inc.

                         December 31, 1996 and 1995



NOTE B (continued)

9.	Statements of Cash Flows

For purposes of the accompanying statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


NOTE C - INCOME TAXES

As of December 31, 1996, the Company had approximately $7,645,000 of net operating loss carryforwards ("NOLs") for Federal income tax purposes available to reduce future taxable income. As a result of the Tax Reform
Act of 1986, provisions of the Internal Revenue Code were substantially modified to limit the availability of NOLs and other tax benefits that arose prior to certain cumulative changes in a corporation's stock ownership. Under these revised provisions, the Company's use of its NOLs is limited because the Company is deemed to have undergone an ownership change, as a result of the public issuance of its common stock in the year ended
December 1988. As a result of this change in ownership, approximately $700,000 of the NOLs are presently unavailable for use, thereby reducing the above NOLs to $6,945,000. The NOLs not subject to limitation are approximately $4,840,000 at December 31, 1996. The balance of the available NOLs subject to limitation of $2,805,000 will become available each year through the year 2003 at an annual amount of $325,000. NOLs that are limited in any year as a consequence of the annual limitations may be carried forward for future use, subject to the other rules regarding the utilization of NOLs.

In addition, subsequent ownership changes may further limit the use of the Company's NOLs.

                          Protein Databases, Inc.

                        December 31, 1996 and 1995



NOTE C (continued)

The net operating loss carryforwards expire as follows:

Not subject to limitation
      2000                                        $1,423,000
      2003                                           828,000
      2004                                         1,175,000
      2005                                           592,000
      2006                                            22,000
      2010                                           800,000
                                                  ----------
                                                   4,840,000
                                                  ----------

Subject to limitation
      2001                                         1,093,000
      2002                                         1,029,000
      2003                                           683,000
                                                  ----------
                                                   2,805,000
                                                  ----------

Total net operating loss carryforwards            $7,645,000
                                                  ==========

Federal income tax credits of approximately $26,000 and $163,000 for investment tax credits and research and development credits, respectively, are available to reduce future Federal taxes payable, subject to similar limitations.

The Company's provision for (benefit from) income taxes differs from the Federal statutory rate as follows:


                           		1996	                        1995
                    ----------------------       ----------------------
		                    Amount	         %	             Amount			     %
                      ------       -------           ------      ------

Federal statutory rate
                   $(276,000)      (34.0)%          $ 2,000      34.0%

Increase in deferred tax asset
    valuation allowance
                     276,000        34.0

Benefit of Federal and state net
    operating loss carryforward


                     --------       ------           (2,000)     (34.0)
                                                     ------      -----

                     $   -            - %             $   -        - %
                     ========       ======           =======     =====

                            Protein Databases, Inc.

                          December 31, 1996 and 1995



NOTE C (continued)

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets (liabilities) are comprised of the following at December 31,:

	                                     	1996			               1995
                                    ----------           -----------
Deferred tax assets
  Net operating loss carryforwards  $2,500,000           $ 2,224,000
  Compensation                          97,000                97,000
                                    ----------           -----------
     Gross deferred tax assets       2,597,000             2,321,000
                                    ----------           -----------

Deferred tax liabilities
  Depreciation                          (9,000)               (9,000)
                                        ------                ------

Gross deferred tax liabilities          (9,000)               (9,000)
                                     ---------            ----------

Net deferred tax assets before valuation allowance
                                     2,588,000             2,312,000
                                    ----------            ----------
Valuation allowance                 (2,588,000)           (2,312,000)
                                    ----------            ----------

       Net deferred tax assets       $    -               $     -
                                    ==========            ==========


NOTE D - COMMITMENTS

1.	Operating Lease

The Company is obligated under a noncancelable operating lease for the rental of approximately 4,500 square feet of office space. The lease, as extended, expires May 31, 1997. Minimum future rentals at December 31, 1996 aggregate approximately $24,000 through May 1997. Rent expense for 1996 and 1995 aggregated approximately $85,000 each year.

                            Protein Databases, Inc.

                          December 31, 1996 and 1995



NOTE D (continued)

2.	Royalty Agreement

The Company is obligated to pay Cold Spring Harbor Laboratory ("CSHL") one-seventh of the royalty on net sales earned by the Company under a certain agreement pursuant to the Exclusive Know-How License Agreement, as amended, with CSHL. Royalty expense for 1996 and 1995 was approximately $7,000 and $9,000, respectively.

3.	Employment Contracts

In 1996, the Company entered into employment agreements with its executive officers, which expire on July 31, 1999, except for one which expires on May 31, 1997. Such agreements provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for compensation payments of up to twelve months, under specified circumstances, upon termination of employment prior to the expiration of the term of the agreements. The aggregate commitment for future salaries at December 31, 1996, excluding bonuses, was approximately $1,000,000.

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

                           Protein Databases, Inc.

                         December 31, 1996 and 1995



NOTE E (continued)

The Outside Directors' 1993 Stock Option Plan (the "Directors' Plan") provides for the granting of options to persons who are members of the Board of Directors and not employees of the Company. Pursuant to the Directors' Plan, new eligible directors shall be granted options to purchase 5,000 shares of the Company's common stock, which options become exerciseable (subject to stockholder approval) over a two-year period from the date of grant and expire ten years from such date of grant.

Information with respect to the option plans is summarized as follows:

                                                Weighted
                                                average
                		Options        Option         exercise
               	for shares       price	          price
                ----------       ------         --------

Outstanding at January 1, 1995

                  545,500     $.1193 - .75     $ .215

Granted             5,000         .69             .69
Expired            (5,000)        .75             .75
                  -------

Outstanding at December 31, 1995

                   545,500     .1193 - .75       .215

Granted              9,500        .44             .44
                  --------

Outstanding at December 31, 1996

                   555,000      .1193 - .75      .219
                   =======
Options exercisable at December 31, 1996

                   551,000      .1193 - .75      .217
                   =======

2.	Warrants

During 1994, the Company issued to its Chairman a warrant to purchase 5,000 shares of common stock. The warrant is exercisable at $.50 per share and expires ten years from the date of grant.

      EXHIBIT 10.11

Protein Databases, Inc.
EMPLOYMENT AGREEMENT

THIS AGREEMENT is made as of this 1st day of August, 1996 by and between Stephen H. Blose, residing at 69 Polk Avenue, East Northport, New York 11731 ("Executive"), and Protein Databases, Inc., a Delaware corporation d.b.a. PDI, Inc., with offices at 405 Oakwood Road Huntington Station, NY 11746-7296 (the "Company"), for the purpose of setting forth the terms and conditions of Executive's employment by the Company and to protect the Company's knowledge, expertise, customer relationships and the confidential information the Company has developed regarding clients, customers, shareholders, option holders, employees, products, business operations and services.

1.	TIME AND EFFORTS

1.1	Executive shall be employed as the Company's President and Chief
Executive Officer, and shall have such duties and have such responsibilities as the Company's Board of Directors may assign to the Executive in further-ance of the Company's business.

1.2	In the performance of all of his duties and responsibilities hereunder,
Executive shall be subject to all of the Company's policies, rules and regulations applicable to its officers generally. The Executive shall report to the Company's Chairman and Board of Directors.

1.3	Executive shall continue to be a member of the Board of Directors during the term of this Agreement.

1.4	Without the prior express authorization of the Board, Executive shall not, directly or indirectly, during the term of this Agreement engage in any activity competitive with or adverse to the Company's business. This Agree-ment shall not be interpreted to prohibit Executive from making passive personal investments, conducting private business affairs, or engaging in educational or charitable activities, if those activities do not materially interfere with the services required hereunder.

1.5	In order to induce the Company to enter into this Agreement, Executive represents and warrants to the Company that (i) Executive is not a party or

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT

subject to any written employment agreement with any other company and (ii) Executive is subject to no restraint, limitation or restriction by virtue of any written agreement or by virtue of any law or rule of law which would impair the Executive's right or ability to perform fully his duties and responsibilities pursuant to this Agreement.

1.6	Without first obtaining the written permission of the Board in each instance, the Executive will not authorize or permit the Company to engage the services, of or engage in any business activity with, or provide any financial or other benefit to, any affiliate of the Executive. The phrase "affiliate of Executive" as used in this Agreement shall mean and include the Executive's family by blood or marriage (including, without limitation, parents, spouse, siblings, children and in-laws) and any business or business entitity which is directly or indirectly owned or controlled by the Executive or any member of the Executive's family or in which the Executive or any member of the Executive's family has any direct or indirect material financial interest.

2.	TERM

The term of this Agreement (the "Term") shall be for a period of three years, commencing on August 1, 1996 and terminating on July 31, 1999 subject, however, to prior termination as provided herein. Any extension or renewal of this Agreement shall be upon such terms and conditions as shall be negotiated by the parties upon the expiration hereof.

3.	TERMINATION

This Agreement shall be terminated upon the happening of any of the following events:

3.1	Upon the death of Executive.

3.2	Upon the sale of the Company or the sale of substantially all of the
Company's assets for a gross sales price of at least $2.5 Million and, the Executive is not employed by the acquiring company or any of its affiliates; or any of its affiliates; or

3.3	Upon the sale of the Company or the sale of substantially all of the
Company's assets for a gross sales price of at least $1.2 Million but less than $2.5 Million and, the Executive is not employed by the acquiring company or any of its affiliates.

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT


3.3A	If the Company or substantially all of the Company's assets is sold for a gross sales price of less than $1.2 Million, then this entire Agreement is null and void.

3.4	Whenever the Company and Executive shall mutually agree to termination.

3.5	At the option of the Company, upon written notice by the Company to the
Executive, for Cause. "Cause" shall exist for such termination if Executive
(i) pleads or is found guilty of a felony involving an act of dishonesty or moral turpitude by a court of competent jurisdiction; (ii) engages in serious misconduct; (iii) has made any material misrepresentation or omission to the Company under Section 1.5 hereof; (iv) commits a willful, unexcused material breach of his duty under this Agreement; (v) is in habitual neglect of Executive duties; or (vi) usurps a corporate opportunity, is guilty of embezzlement of property or funds of the Company, or commits any act of fraud or intentional misrepresentation, dishonesty or other misconduct.

3.6	The Company may terminate Executive's employment under this Agreement at any time without Cause, subject to the provisions for payment of compensation as specified under Section 5.4 of this Agreement.

3.7	Upon the expiration of nine months, or six continuous months, of disability (as defined in Section 6.2) during the term of this Agreement, subject to the provisions for payment of compensation as specified under
Section 6.1 of this Agreement.

3.8	Upon the expiration of the three-year term of this Agreement, or any extension or renewal thereof.

4.	COMPANY'S AUTHORITY

Executive agrees to observe and comply with the reasonable rules and regulations of Company adopted by the Board of Directors of the Company or an appropriate committee of the Board of Directors with respect to the performance of Executive's duties and to carry out and perform orders,

                                                   Protein Databases, Inc.
                                                      EMPLOYMENT AGREEMENT

directions and policies of Company as they may be, from time-to-time, stated to Executive either verbally or in writing so long as the order, directions or policy is not inconsistent with the provisions of this agreement.

5.	CURRENT COMPENSATION

5.1	Annual Salary. For all services rendered by the Executive under this
Agreement, the Company shall pay or cause to be paid to the Executive, and the Executive shall accept the Annual Salary and Incentive Compensation, if any, all in accordance with the subject to the terms of this Agreement.
For purposes of this Agreement, the term "Compensation" shall mean the Annual Salary and Incentive Compensation, if any. Executive shall be entitled to receive as current compensation an annual salary in the amount of $134,531.00 subject to increase, beginning January 1, 1997, based on the increase in the local consumers price index or COLA. Effective April 1, 1996, Executive has accepted a 20% reduction in his Normal Annual Salary in consideration of the Company's cost containment measures.

Executive shall be restored to the Normal Annual Salary and will be paid the amount of the 20% salary reduction from April 1, 1996 to the date of sale of the business if:

(a)	the sale of the Company or substantially all of its assets for a gross sales price of at least $2.5 Million on or before April 1, 1997 or $2.6 Million after April 1, 1997, or $2.7 Million after April 1, 1998, or $2.8 Million after April 1, 1999, or

(b)	if the company's accumulated deficit is reduced to $7,204,338, the balance at December 31, 1995, as reported in any of the Company's quarterly or annual reports as filed with the U.S. Securities and Exchange Commission during the term of this Agreement.

5.1A	The Executive shall be returned to his Normal Annual Salary, on a accounting period to period basis, upon the achievement of two (2) consecutive profitable quarters of operations as reported in any of the

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT

Company's quarterly or annual reports as filed with the U.S. Securities and Exchange Commission. The return to the Normal Annual Salary shall be as of the beginning of the profitable period reported which will include accruals for such compensation.

5.2	Incentive Compensation. In addition, Executive shall be entitled to annual Incentive Compensation in accordance with the Company's Executive Incentive Compensation Plan.

5.3	Payments of Current Compensation. The payment of Executive's Annual
Salary shall be made in bi-weekly installments on the then prevailing paydays of the Company. Any payment for Incentive Compensation will be made in accordance with the Executive Incentive Compensation Plan, and payment will be made in one lump sum concurrently with payments made to others in senior management. All payments are subject to the customary withholding tax and other employment taxes as required with respect to compensation paid to an employee.

5.4	Payment of Compensation on Termination. Upon termination of Executive's employment prior to the expiration of the Term of this Agreement

(i) if such termination is pursuant to Section 3.1, 3.3A, 3.4, 3.5 or 3.7 hereof, Executive shall be entitled to any salary and accrued vacation (up to a maximum of 20 days) unpaid through the date of termination of employment;

(ii) if such termination is pursuant to Section 3.2 or 3.6 hereof, Executive shall be entitled to Twelve (12) months Normal Annual Salary and payment of accrued vacation (up to a maximum of 20 days) upon termination of employment;

(iii) if such termination is pursuant to Section 3.3 hereof, Executive shall be entitled to Six (6) months Normal Annual Salary and payment of accrued vacation (up to a maximum of 20 days) upon termination of employment;

All such Normal Annual Salary for future periods compensation pursuant to this Section 5.4 shall be paid according to Section 5.3, unless other arrangements are agreed to in writing. All other amounts due (unpaid salary,

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

vacation, and expenses) to the Executive shall be paid upon the termination date, except if applicable, according to the terms of Section 5.1 and 5.1A.

6.	DISABILITY

6.1	Disability Benefits. If Executive shall become disabled, as defined in
Section 6.2, during each of the first three months of such disability during the term of this Agreement, the Company shall continue to pay to or for the benefit of the Executive the benefits provided for in Section 7.1 and his Annual Salary hereunder, less the amount of any disability benefits received by the Executive from any source paid for or reimbursed by the Company. Thereafter, Executive's compensation shall be reduced to reflect the reduced performance of Executive's services. However, so long as the Executive is providing services to the Company at a reduced level pursuant to an agreement with the Company, Executive shall be entitled to receive the benefits provided for in Section 7.1

6.2	Determination of Disability. For the purpose of this Agreement, Executive is disabled if, upon the expiration of nine months of disability or six continuous months of disability during the one year term of this Agreement, he (i) is under a legal decree of incompetence; (ii) submits a bona fide claim for any disability insurance benefits or for early distribution on account of disability; (iii) is unable to perform his normal duties because of a medical condition; or (iv) suffers from an agreed upon disability, as defined in Section 6.3.

6.3 	An "agreed upon disability" means the Executive has more than a temporary incapacity, and because of a medically determinable disease, injury, or other mental or physical disability, is unable to perform substantially all of his regular duties. The agreed upon disability will be based on the written opinion of the physician regularly attending the Executive whose disability is in question. If the Company, disagrees with the opinion of such physician, the Company may engage, at its own expense, another physician to examine the Executive. The two physicians shall confer with each other and, if they together agree in writing that the Executive is or is not disabled, their written opinion shall be conclusive as to such disability.
If the physicians do not agree, they shall choose a third consulting physician, at the Company's expense, and the written opinion of a majority of these three physicians shall be conclusive as to such disability. In conjunction with this paragraph, Executive consents to such examination,

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT

to furnish any medical information requested by any examining physician, and to waive any applicable physician-patient privilege that may arise because of such examination.

6.4	In the event the Executive's disability is in question, and after written request by the Company, the Executive refuses to be examined by his regularly attending physician or if the regularly attending physician fails to submit a report within 30 days after the examination has been requested by the Company, the determination of disability shall be made by the a physician chosen by the Company, whose determination shall be conclusive.

7.	BENEFITS

7.1	Medical Insurance. Executive shall be entitled to participate in any medical, dental, vision, life, long-term disability, other insurance or employee benefit program instituted or maintained by the Company for the benefit of its Executives.

7.2	Payment of Benefits on Termination of Employment Pursuant To Sections
3.2, 3.3, or 3.6. If Executive's employment with the Company is terminated pursuant to Section 3.2, 3.3, or 3.6 hereof, the Company agrees that Executive shall be entitled to continued participation in the health care coverage, life insurance coverage or other employee benefit plans of the Company according to and as permitted by applicable law and the terms and conditions of such plans, as if Executive were still actively employed by the Company, for a period of 12 months following the date of the termina-tion if terminated under Sections 3.2 or 3.6, or for a period of six months following the effective date of the termination if terminated under Section
3.3. If applicable law or the terms and conditions of such plans do not permit Executive to be covered as if Executive were still actively employed by the Company, the Company agrees to pay Executive an amount equal to what the Company would have paid to maintain such benefits if Executive were still employed by the Company during the 12-month period following termination in accordance with Sections 3.2 or 3.6, or during the 6-month period following termination in accordance with Sections 3.3.

7.3	Business Expenses. The Executive shall be reimbursed for all reasonable expenses incurred by the Executive in connection with the Executive's attendance at business meetings and promotion of Company business upon

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT

presentation by the Executive to the Company of any expense report and adequate records or other documentation substantiating the expenditures, not less frequently than monthly.

8.	RESTRICTIVE COVENANTS

8.1	Executive acknowledges that (i) he has a major responsibility for the operation, administration, development and growth of the Company's business;
(ii) the Company's business is international in scope; (iii) his work for the Company will bring him into close contact with confidential information of the Company and its customers; and (iv) the agreements and covenants contained in this Section 8 (the "Restrictive Covenants") are essential to protect the business interests of the Company and that the Company would not enter into this Agreement but for such agreements and covenants. Accordingly, the Executive covenants and agrees as follows:

8.1.1	During the term of this Agreement and, if applicable, during the six months following termination, Executive shall not, directly or indirectly,
(i) solicit for employment or provide services, or employ or engage the service of, any employee of the Company who was employed by the Company at the time of termination; (ii) aid or agree to aid any competitor, client, or supplier of the Company in any attempt to hire any person who shall have been employed by the Company within the two-year period preceding such requested aid; or (iii) induce or attempt to influence any person or business entity who was a client or supplier of the Company during any portion of said period to transact business with a competitor of the Company.

8.2	Executive hereby expressly acknowledges, understands and agrees that all documents, records, computer discs and programs, marketing and business plans and studies, and business and financial information (collectively referred to in this paragraph as "confidential information") relating to the Company's business including, without limitation, the names and addresses of the Company's clients and referral sources, all client records, files, and other client information, all methods of marketing, all software programs and source codes, training programs, fee policies, and management and operating methods, whether they are prepared in whole or in part by the Executive or by any other person, are and shall remain the exclusive property of the Company, and that all such trade secrets are confidential, material and important to the

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

business and financial success of the Company, and that their disclosure or unauthorized use would seriously and adversely affect the Company's business.

8.3	If any of the Restrictive Covenants, or any part thereof, is held to be invalid or unenforceable, the same shall not affect the remainder of the covenant or covenants, which shall be given full effect, without regard to the invalid or unenforceable portions. Without limiting the generality of the foregoing, if any of the Restrictive Covenants, or any part thereof, is held to be unenforceable because of the duration of such provision or the area covered thereby, the parties hereto agree that the court making such determination shall have the power to reduce the duration and/or area of such provision and, in its reduced form, such provision shall then be enforceable.

9.	DISPUTE RESOLUTION

Any dispute or claim arising out of, in connection with, or in relation to the interpretation, performance or breach of this Agreement shall be resolved by arbitration in accordance with the Commercial Arbitration Rules of JAMS/End-Dispute, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof.

Such arbitration shall be held in New York, New York. The arbitrators shall be empowered to award costs to the successful party.

10.	ASSIGNMENT

This Agreement is a personal contract, and the rights, interests and obligations of the Executive hereunder may not be sold, transferred, assigned, pledged or hypothecated except as otherwise expressly permitted by the provisions of this Agreement. Executive shall not under any circumstances have any option or right to require payment hereunder otherwise than in accordance with the terms hereof. Except as otherwise expressly provided herein, Executive shall not have any power of anticipation, alienation or assignment of payments contemplated hereunder, and all rights and benefits of Executive shall be for the sole personal benefit of Executive, and no other person shall acquire any right, title or interest hereunder by reason of any sale, assignment, transfer, claim or judgment or bankruptcy proceedings against Executive; provided, however, that in the event of Executive's death, Executive's estate, legal

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT

representatives or beneficiaries (as the case may be) shall have the right to receive all the benefits that accrued to the Executive pursuant to, and in accordance with, the terms of the Agreement.

11.	NOTICES

All notices, requests and demands hereunder shall be in writing and delivered by hand, by mail, by FAX or by telegram, and shall be deemed given if by hand delivery, upon such delivery, and if by mail, 48 hours after deposit in the United States mail, first class, registered or certified mail, postage prepaid and properly addressed to the party at the address set forth at the beginning of this Agreement. Any party may change its address for purposes of this paragraph by giving the other part written notice of the new address in the manner set forth above.

12.	INVALID PROVISIONS

Invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.

13.	AMENDMENT MODIFICATION OR REVOCATION

This Agreement may be amended, modified or revoked in whole or in part, but only by a written instrument which specifically refers to this Agreement and expressly states that it constitutes an amendment, modification or revocation hereof, as the case may be, and only if such written instrument has been signed by each of the parties to this Agreement.

14.	HEADINGS

The headings in this Agreement are inserted for convenience only and are not to be considered in construction of the provisions hereof.

15.	ENTIRE AGREEMENT

This Agreement contains the entire understanding among the parties and supersedes any prior written or verbal agreements between them respecting the subject matter hereof, including, without limitation, any prior verbal or written employment agreement between Executive and the Company.

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

Upon the effectiveness hereof, any such prior verbal or written agreements shall terminate.

No representations or warranties of any kind or nature relating to the Company or its affiliates or their respective businesses, assets, liabilities, operations, future plans or prospects have been made by or on behalf of the Company to the Executive; nor have any representations or warranties of any kind or nature been made by the Executive to the Company, except as expressly set forth in this Agreement.

16.	ATTORNEYS' FEES

If any legal action is necessary to enforce the terms and conditions of this Agreement, the prevailing party in such action shall be entitled to recover all costs of suit and reasonable attorneys' fees as determined by the arbitrator.

17.	FURTHER ASSURANCES

The parties shall execute such documents and take such other action as is necessary or appropriate to effectuate the provisions of this Agreement.

18.	CONTROLLING LAW

This Agreement shall be governed by the internal laws of the State of New York without regard to conflict of laws.

19.	WAIVER

A waiver by either party of any of the terms and conditions hereof shall not be construed as a general waiver by such party, and such party shall be free to reinstate such part or clause, with or without notice to the other party.

THE EFFECTIVE DATE OF THIS AGREEMENT IS August 1, 1996.

THE COMPANY:


By:	Ronald R. Hahn
	Chairman of the Board of Directors

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

     EXECUTIVE:


     Stephen H. Blose
     President and Chief
     Executive Officer


EXHIBIT 10.12

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT


THIS AGREEMENT is made as of this 1st day of August, 1996 by and between Jon D. Randall, residing at 401 Monroe Drive, Centerport, New York 11721 ("Executive"), and Protein Databases, Inc., a Delaware corporation d.b.a. PDI, Inc., with offices at 405 Oakwood Road Huntington Station, NY 11746-7296 (the "Company"), for the purpose of setting forth the terms and cond-itions of Executive's employment by the Company and to protect the Company's knowledge, expertise, customer relationships and the confidential information the Company has developed regarding clients, customers, shareholders, option holders, employees, products, business operations and services.

1.	TIME AND EFFORTS

1.1	Executive shall be employed as the Company's Vice President of Software
Development, and shall have such duties and have such responsibilities as the Company's Chief Executive Officer may assign to the Executive in furtherance of the Company's business.

1.2	In the performance of all of his duties and responsibilities hereunder,
Executive shall be subject to all of the Company's policies, rules and regulations applicable to its officers generally. The Executive shall report to the President and Chief Executive Officer.

1.3	Executive shall continue to be a member of the Executive Management.

1.4	Without the prior express authorization of the Board, Executive shall not, directly or indirectly, during the term of this Agreement engage in any

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

activity competitive with or adverse to the Company's business. This Agree-ment shall not be interpreted to prohibit Executive from making passive personal investments, conducting private business affairs, or engaging in educational or charitable activities, if those activities do not materially interfere with the services required hereunder.

1.5	In order to induce the Company to enter into this Agreement, Executive represents and warrants to the Company that (i) Executive is not a party or subject to any written employment agreement with any other company and (ii) Executive is subject to no restraint, limitation or restriction by virtue of any written agreement or by virtue of any law or rule of law which would impair the Executive's right or ability to perform fully his duties and responsibilities pursuant to this Agreement.

1.6	Without first obtaining the written permission of the Board in each instance, the Executive will not authorize or permit the Company to engage the services, of or engage in any business activity with, or provide any financial or other benefit to, any affiliate of the Executive. The phrase "affiliate of Executive" as used in this Agreement shall mean and include the Executive's family by blood or marriage (including, without limitation, parents, spouse, siblings, children and in-laws) and any business or business entity which is directly or indirectly owned or controlled by the Executive or any member of the Executive's family or in which the Executive or any member of the Executive's family has any direct or indirect material financial interest.

2.	TERM

The term of this Agreement (the "Term") shall be for a period of three years, commencing on August 1, 1996 and terminating on July 31, 1999 subject, however, to prior termination as provided herein. Any extension or renewal of this Agreement shall be upon such terms and conditions as shall be negotiated by the parties upon the expiration hereof.

3.	TERMINATION

This Agreement shall be terminated upon the happening of any of the following events:

3.1	Upon the death of Executive.

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT


3.2	Upon the sale of the Company or the sale of substantially all of the
Company's assets for a gross sales price of at least $2.5 Million and, the Executive is not employed by the acquiring company or any of its affiliates; or

3.3	Upon the sale of the Company or the sale of substantially all of the
Company's assets for a gross sales price of at least $1.2 Million but less than $2.5 Million and, the Executive is not employed by the acquiring company or any of its affiliates.

3.3A	If the Company or substantially all of the Company's assets is sold for a gross sales price of less than $1.2 Million, then this entire Agreement is null and void.

3.4	Whenever the Company and Executive shall mutually agree to termination.

3.5	At the option of the Company, upon written notice by the Company to the
Executive, for Cause. "Cause" shall exist for such termination if Executive
(i) pleads or is found guilty of a felony involving an act of dishonesty or moral turpitude by a court of competent jurisdiction; (ii) engages in serious misconduct; (iii) has made any material misrepresentation or omission to the Company under Section 1.5 hereof; (iv) commits a willful, unexcused material breach of his duty under this Agreement; (v) is in habitual neglect of Executive's duties; or (vi) usurps a corporate opportunity, is guilty of embezzlement of property or funds of the Company, or commits any act of fraud or intentional misrepresentation, dishonesty or other misconduct.

3.6	The Company may terminate Executive's employment under this Agreement at any time without Cause, subject to the provisions for payment of compensation as specified under Section 5.4 of this Agreement.

3.7	Upon the expiration of nine months, or six continuous months, of disability (as defined in Section 6.2) during the term of this Agreement, subject to the provisions for payment of compensation as specified under
Section 6.1 of this Agreement.

3.8	Upon the expiration of the three-year term of this Agreement, or any extension or renewal thereof.

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

4.	COMPANY'S AUTHORITY

Executive agrees to observe and comply with the reasonable rules and regulations of Company adopted by the Board of Directors of the Company or an appropriate committee of the Board of Directors with respect to the performance of Executive's duties and to carry out and perform orders, directions and policies of Company as they may be, from time-to-time, stated to Executive either verbally or in writing so long as the order, directions or policy is not inconsistent with the provisions of this agreement.

5.	CURRENT COMPENSATION

5.1	Annual Salary. For all services rendered by the Executive under this
Agreement, the Company shall pay or cause to be paid to the Executive, and the Executive shall accept the Annual Salary and Incentive Compensation, if any, all in accordance with the subject to the terms of this Agreement. For purposes of this Agreement, the term "Compensation" shall mean the Annual Salary and Incentive Compensation, if any. Executive shall be entitled to receive as current compensation an annual salary in the amount of $123,512.00 subject to increase (but not decrease) in the discretion of the Board of Directors, (herein referred to as the "Normal Annual Salary"). The Normal Annual Salary shall be increased by at least the annual cost of living increase, beginning January 1, 1997, based on the increase in the local consumers price index or COLA. Effective April 1, 1996, Executive has accepted a 20% reduction in his Normal Annual Salary in consideration of the Company's cost containment measures.

Executive shall be restored to the Normal Annual Salary and will be paid the amount of the 20% salary reduction from April 1, 1996 to the date of sale of the business if:

(a) the sale of the Company or substantially all of its assets for a gross sales price of at least $2.5 Million on or before April 1, 1997 or $2.6 Million after April 1, 1997, or $2.7 Million after April 1, 1998, or $2.8 Million after April 1, 1999, or

(b) if the company's accumulated deficit is reduced to $7,204,338, the balance at December 31, 1995, as reported in any of the Company's quarterly

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT


or annual reports as filed with the U.S. Securities and Exchange Commission during the term of this Agreement.

5.1A	The Executive shall be returned to his Normal Annual Salary, on a accounting period to period basis, upon the achievement of two (2) consecutive profitable quarters of operations as reported in any of the Company's quarterly or annual reports as filed with the U.S. Securities and Exchange Commission. The return to the Normal Annual Salary shall be as of the beginning of the profitable period reported which will include accruals for such compensation.

5.2	Incentive Compensation. In addition, Executive shall be entitled to annual Incentive Compensation in accordance with the Company's Executive Incentive Compensation Plan.

5.3	Payments of Current Compensation. The payment of Executive's Annual
Salary shall be made in bi-weekly installments on the then prevailing paydays of the Company. Any payment for Incentive Compensation will be made in accordance with the Executive Incentive Compensation Plan, and payment will be made in one lump sum concurrently with payments made to others in senior management. All payments are subject to the customary withholding tax and other employment taxes as required with respect to compensation paid to an employee.

5.4	Payment of Compensation on Termination. Upon termination of Executive's employment prior to the expiration of the Term of this Agreement

(i) if such termination is pursuant to Section 3.1, 3.3A, 3.4, 3.5 or 3.7 hereof, Executive shall be entitled to any salary and accrued vacation (up to a maximum of 20 days) unpaid through the date of termination of employment;

(ii) if such termination is pursuant to Section 3.2 or 3.6 hereof, Executive shall be entitled to Six (6) months Normal Annual Salary and payment of accrued vacation (up to a maximum of 20 days) upon termination of employment;

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

(iii) if such termination is pursuant to Section 3.3 hereof, Executive shall be entitled to Three (3) months Normal Annual Salary and payment of accrued vacation (up to a maximum of 20 days) upon termination of employment;

All such Normal Annual Salary for future periods compensation pursuant to this Section 5.4 shall be paid according to Section 5.3, unless other arrangements are agreed to in writing. All other amounts due (unpaid salary, vacation, and expenses) to the Executive shall be paid upon the termination date, except if applicable, according to the terms of Section 5.1 and 5.1A.

6.	DISABILITY

6.1	Disability Benefits. If Executive shall become disabled, as defined in
Section 6.2, during each of the first three months of such disability during the term of this Agreement, the Company shall continue to pay to or for the benefit of the Executive the benefits provided for in Section 7.1 and his Annual Salary hereunder, less the amount of any disability benefits received by the Executive from any source paid for or reimbursed by the Company. Thereafter, Executive's compensation shall be reduced to reflect performance of Executive's services. However, so long as Executive is providing services to the Company at a reduced level pursuant to an agreement with the Company, Executive shall be entitled to receive the benefits provided for in
Section 7.1

6.2	Determination of Disability. For the purpose of this Agreement, Executive is disabled if, upon the expiration of nine months of disability or six continuous months of disability during the one year term of this Agreement, he (i) is under a legal decree of incompetence; (ii) submits a bona fide claim for any disability insurance benefits or for early distribution on account of disability; (iii) is unable to perform his normal duties because of a medical condition; or (iv) suffers from an agreed upon disability, as defined in Section 6.3

6.3 	An "agreed upon disability" means the Executive has more than a temporary incapacity, and because of a medically determinable disease, injury, or other mental or physical disability, is unable to perform substantially all of his regular duties. The agreed upon disability will be based on the written opinion of the physician regularly attending the Executive whose disability is in question. If the Company, disagrees with

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT


the opinion of such physician, the Company may engage, at its own expense, another physician to examine the Executive. The two physicians shall confer with each other and, if they agree in writing that the Executive is or is not disabled, their written opinion shall be conclusive as to such disability.
If the physicians do not agree, they shall choose a third consulting physician, at the Company's expense, and the written opinion of a majority of these three physicians shall be conclusive as to such disability. In conjunction with this paragraph, Executive consents to such examination, to furnish any medical information requested by any examining physician, and to waive any applicable physician-patient priviledge that may arise because of such examination.

6.4	In the event the Executive's disability is in question, and after written request by the Company, the Executive refuses to be examined by his regularly attending physician or if the regularly attending physician fails to submit a report within 30 days after the examination has been requested by the Company, the determination of disability shall be made by the a physician chosen by the Company, whose determination shall be conclusive.

7.	BENEFITS

7.1	Medical Insurance. Executive shall be entitled to participate in any medical, dental, vision, life, long-term disability, other insurance or employee benefit program instituted or maintained by the Company for the benefit of its Executives.

7.2	Payment of Benefits on Termination of Employment Pursuant To Sections
3.2, 3.3, or 3.6. If Executive's employment with the Company is terminated pursuant to Section 3.2, 3.3, or 3.6 hereof, the Company agrees that Executive shall be entitled to continued participation in the health care coverage, life insurance coverage or other employee benefit plans of the Company according to and as permitted by applicable law and the terms and conditions of such plans, as if Executive were still actively employed by the Company, for a period of 6 months following the effective date of termination if terminated under Sections 3.2 or 3.6, or for a period of 3 months following the effective date of the termination if terminated under
Section 3.3. If applicable law or the terms and conditions of such plans do not permit Executive to be covered as if Executive were still actively employed by the Company, the Company agrees to pay Executive an amount equal to what the Company would have paid to maintain such benefits if Executive

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

were still employed by the Company during the 6-month period following termination in accordance with Sections 3.2 or 3.6, or during the 3-month period following termination in accordance with Sections 3.3.

7.3	Business Expenses. The Executive shall be reimbursed for all reasonable expenses incurred by the Executive in connection with the Executive's attendance at business meetings and promotion of Company business upon presentation by the Executive to the Company of any expense report and adequate records or other documentation substantiating the expenditures, not less frequently than monthly.

8.	RESTRICTIVE COVENANTS

8.1	Executive acknowledges that (i) he has a major responsibility for the operation, administration, development and growth of the Company's business;
(ii) the Company's business is international in scope; (iii) his work for the Company will bring him into close contact with confidential information of the Company and its customers; and (iv) the agreements and covenants contain-ed in this Section 8 (the "Restrictive Covenants") are essential to protect the business interests of the Company and that the Company would not enter this Agreement but for such agreements and covenants. Accordingly, the Executive agrees as follows:

8.1.1	During the term of this Agreement and, if applicable, during the six months following termination, Executive shall not, directly or indirectly,
(i) solicit for employment or provide services, or employ or engage the service of, any employee of the Company who was employed by the Company at the time of termination; (ii) aid or agree to aid any competitor, client, or supplier of the Company in any attempt to hire any person who shall have been employed by the Company within the two-year period preceding such requested aid; or (iii) induce or attempt to influence any person or business entity who was a client or supplier of the Company during any portion of said period to transact business with a competitor of the Company.

8.2	Executive hereby expressly acknowledges, understands and agrees that all documents, records, computer discs and programs, marketing and business plans and studies, and business and financial information (collectively referred to in this paragraph as "confidential information") relating to the Company's

                                                      Protein Databases, Inc.
                                                         EMPLOYMENT AGREEMENT

business including, without limitation, the names and addresses of the Company's clients and referral sources, all client records, files, and other client information, all methods of marketing, all software programs and source codes, training programs, fee policies wheather they are prepared in whole or in part by the Executive or by any other person, are and shall remain the exclusive property of the Company, and that all such trade secrets are confidential, material and important to the business and financial success of the Company, and that their disclosure or unauthorized use would seriously and adversely affect the Company's business.

8.3	If any of the Restrictive Covenants, or any part thereof, is held to be invalid or unenforceable, the same shall not affect the remainder of the covenant or covenants, which shall be given full effect, without regard to the invalid or unenforceable portions. Without limiting the generality of the foregoing, if any of the Restrictive Covenants, or any part thereof, is held to be unenforceable because of the duration of such provision or the area covered thereby, the parties hereto agree that the court making such determination shall have the power to reduce the duration and/or area of such provision and, in its reduced form, such provision shall then be enforceable.

9.	DISPUTE RESOLUTION

Any dispute or claim arising out of, in connection with, or in relation to the interpretation, performance or breach of this Agreement shall be resolved by arbitration in accordance with the Commercial Arbitration Rules of JAMS/End-Dispute, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof.

Such arbitration shall be held in New York, New York. The arbitrators shall be empowered to award costs to the successful party.

10.	ASSIGNMENT

This Agreement is a personal contract, and the rights, interests and obligations of the Executive hereunder may not be sold, transferred, assigned, pledged or hypothecated except as otherwise expressly permitted by the provisions of this Agreement. Executive shall not under any circumstances have any option or right to require payment hereunder

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

otherwise than in accordance with the terms hereof. Except as otherwise expressly provided herein, Executive shall not have any power of anticipation. alienation or assignment of payments contemplated hereunder, and all rights and benetits of Executive shall be for the sole personal benefit of Executive, and no other person shall acquire any right, title or interest hereunder by reason of any sale, assignment, transfer, claim or judgment or bankruptcy proceedings against Executive; provided, however, that in the event of Executive's death, Executive's estate, legal representatives or beneficiaries (as the case may be) shall have the right to receive all of the benefits that accrued to the Executive pursuant to, and in accordance with, the terms of this Agreement.

11.	NOTICES

All notices, requests and demands hereunder shall be in writing and delivered by hand, by mail, by FAX or by telegram, and shall be deemed given if by hand delivery, upon such delivery, and if by mail, 48 hours after deposit in the United States mail, first class, registered or certified mail, postage prepaid and properly addressed to the party at the address set forth at the beginning of this Agreement. Any party may change its address for purposes of this paragraph by giving the other part written notice of the new address in the manner set forth above.

12.	INVALID PROVISIONS

Invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.

13.	AMENDMENT MODIFICATION OR REVOCATION

This Agreement may be amended, modified or revoked in whole or in part, but only by a written instrument which specifically refers to this Agreement and expressly states that it constitutes an amendment, modification or revocation hereof, as the case may be, and only if such written instrument has been signed by each of the parties to this Agreement.

                                                      Protein Databases, Inc.
                                                         EMPLOYMENT AGREEMENT


14.	HEADINGS

The headings in this Agreement are inserted for convenience only and are not to be considered in construction of the provisions hereof.

15.	ENTIRE AGREEMENT

This Agreement contains the entire understanding among the parties and supersedes any prior written or verbal agreements between them respecting the subject matter hereof, including, without limitation, any prior verbal or written employment agreement between Executive and the Company. Upon the effectiveness hereof, any such prior verbal or written agreements shall terminate.

No representations or warranties of any kind or nature relating to the Company or its affiliates or their respective businesses, assets, liabilities, operations, future plans or prospects have been made by or on behalf of the Company to the Executive; nor have any representations or warranties of any kind or nature been made by the Executive to the Company, except as expressly set forth in this Agreement.

16.	ATTORNEYS' FEES

If any legal action is necessary to enforce the terms and conditions of this Agreement, the prevailing party in such action shall be entitled to recover all costs of suit and reasonable attorneys' fees as determined by the arbitrator.

17.	FURTHER ASSURANCES

The parties shall execute such documents and take such other action as is necessary or appropriate to effectuate the provisions of this Agreement.

18.	CONTROLLING LAW

This Agreement shall be governed by the internal laws of the State of New York without regard to conflict of laws.

19.	WAIVER

A waiver by either party of any of the terms and conditions hereof shall not be construed as a general waiver by such party, and such party shall be free to reinstate such part or clause, with or without notice to the other party.

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT


THE EFFECTIVE DATE OF THIS AGREEMENT IS August 1, 1996.

THE COMPANY:

By:	Stephen H. Blose
   	President & CEO

EXECUTIVE:


    	Jon D. Randall
	    Vice President of
	    Software Development



EXHIBIT 10.13


Protein Databases, Inc.
EMPLOYMENT AGREEMENT


THIS AGREEMENT is made as of this 1st day of August, 1996 by and between Alan
P. Chodosh, residing at 118 Maytime Drive, Jericho, New York 11753 ("Executive"), and Protein Databases, Inc., a Delaware corporation d.b.a.
PDI, Inc., with offices at 405 Oakwood Road Huntington Station, NY 11746-7296 (the "Company"), for the purpose of setting forth the terms and conditions of Executive's employment by the Company and to protect the Company's knowledge, expertise, customer relationships and the confidential information the Company has developed regarding clients, customers, shareholders, option holders, employees, products, business operations and services.

1.	TIME AND EFFORTS

1.1	Executive shall be employed as the Company's Vice President of Finance, and shall have such duties and have such responsibilities as the Company's Chief Executive Officer may assign to the Executive in furtherance of the Company's business.

                                                   Protein Databases, Inc.
                                                      EMPLOYMENT AGREEMENT


1.2	In the performance of all of his duties and responsibilities hereunder,
Executive shall be subject to all of the Company's policies, rules and regulations applicable to its officers generally. The Executive shall report to the President and Chief Executive Officer.

1.3	Executive shall continue to be a member of the Executive Management.

1.4	Without the prior express authorization of the Board, Executive shall not, directly or indirectly, during the term of this Agreement engage in any activity competitive with or adverse to the Company's business. This Agreement shall not be interpreted to prohibit Executive from making passive personal investments, conducting private business affairs, or engaging in educational or charitable activities, if those activities do not materially interfere with the services required hereunder.

1.5	In order to induce the Company to enter into this Agreement, Executive represents and warrants to the Company that (i) Executive is not a party or subject to any written employment agreement with any other company and (ii) Executive is subject to no restraint, limitation or restriction by virtue of any written agreement or by virtue of any law or rule of law which would impair the Executive's right or ability to perform fully his duties and responsibilities pursuant to this Agreement.

1.6	Without first obtaining the written permission of the Board in each instance, the Executive will not authorize or permit the Company to engage the services, of or engage in any business activity with, or provide any financial or other benefit to, any affiliate of the Executive. The phrase "affiliate of Executive" as used in this Agreement shall mean and include the Executive's family by blood or marriage (including, without limitation, parents, spouse, siblings, children and in-laws) and any business or business entity which is directly or indirectly owned or controlled by the Executive or any member of the Executive's family or in which the Executive or any member of the Executive's family has any direct or indirect material financial interest.

2.	TERM

The term of this Agreement (the "Term") shall be for a period of three years, commencing on August 1, 1996 and terminating on July 31, 1999 subject,

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT


however, to prior termination as provided herein. Any extension or renewal of this Agreement shall be upon such terms and conditions as shall be negotiated by the parties upon the expiration hereof.

3.	TERMINATION

This Agreement shall be terminated upon the happening of any of the following events:

3.1	Upon the death of Executive.

3.2	Upon the sale of the Company or the sale of substantially all of the
Company's assets for a gross sales price of at least $2.5 Million and, the Executive is not employed by the acquiring company or any of its affiliates; or

3.3	Upon the sale of the Company or the sale of substantially all of the
Company's assets for a gross sales price of at least $1.2 Million but less than $2.5 Million and, the Executive is not employed by the acquiring company or any of its affiliates.

3.3A	If the Company or substantially all of the Company's assets is sold for a gross sales price of less than $1.2 Million, then this entire Agreement is null and void.

3.4	Whenever the Company and Executive shall mutually agree to termination.

3.5	At the option of the Company, upon written notice by the Company to the
Executive, for Cause. "Cause" shall exist for such termination if Executive
(i) pleads or is found guilty of a felony involving an act of dishonesty or moral turpitude by a court of competent jurisdiction; (ii) engages in serious misconduct; (iii) has made any material misrepresentation or omission to the Company under Section 1.5 hereof; (iv) commits a willful, unexcused material breach of his duty under this Agreement; (v) is in habitual neglect of Executive's duties or; (vi) usurps a corporate opportunity, is guilty of embezzlement of property or funds of the or commits any act of fraud or intentional misrepresentation, dishonesty or other misconduct.

                                                    Protein Databases, Inc.
                                                    EMPLOYMENT AGREEMENT


3.6	The Company may terminate Executive's employment under this Agreement at any time without Cause, subject to the provisions for payment of compensation as specified under Section 5.4 of this Agreement.

3.7	Upon the expiration of nine months, or six continuous months, of disability (as defined in Section 6.2) during the term of this Agreement, subject to the provisions for payment of compensation as specified under
Section 6.1 of this Agreement.

3.8	Upon the expiration of the three-year term of this Agreement, or any extension or renewal thereof.

4.	COMPANY'S AUTHORITY

Executive agrees to observe and comply with the reasonable rules and regulations of Company adopted by the Board of Directors of the Company or an appropriate committee of the Board of Directors with respect to the performance of Executive's duties and to carry out and perform orders, directions and policies of Company as they may be, from time-to-time, stated to Executive either verbally or in writing so long as the order, directions or policy is not inconsistent with the provisions of this agreement.

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

5.	CURRENT COMPENSATION

5.1	Annual Salary. For all services rendered by the Executive under this
Agreement, the Company shall pay or cause to be paid to the Executive, and the Executive shall accept the Annual Salary and Incentive Compensation, if any, all in accordance with the subject to the terms of this Agreement. For purposes of this Agreement, the term "Compensation" shall mean the Annual Salary and Incentive Compensation, if any. Executive shall be entitled to receive as current compensation an annual salary in the amount of $112,750.00 subject to increase (but not decrease) in the discretion of the Board of Directors, (hereinafter referred to as the "Normal Annual Salary"). The Normal Annual Salary shall be increased by at least the annual cost of living increase, beginning January 1, 1997, based on the increase in the local consumers price index or COLA. Effective April 1, 1996, Executive has accepted a 20% reduction in his Normal Annual Salary in consideration of the Company's cost containment measures.

Executive shall be restored to the Normal Annual Salary and will be paid the amount of the 20% salary reduction from April 1, 1996 to the date of sale of the business if:

(a) the sale of the Company or substantially all of its assets for a gross sales price of at least $2.5 Million on or before April 1, 1997 or $2.6 Million after April 1, 1997, or $2.7 Million after April 1, 1998, or $2.8 Million after April 1, 1999, or

(b) if the company's accumulated deficit is reduced to $7,204,338, the balance at December 31, 1995, as reported in any of the Company's quarterly or annual reports as filed with the U.S. Securities and Exchange Commission during the term of this Agreement.

5.1A	The Executive shall be returned to his Normal Annual Salary, on a accounting period to period basis, upon the achievement of two (2) consecutive profitable quarters of operations as reported in any of the Company's quarterly or annual reports as filed with the U.S. Securities and Exchange Commission. The return to the Normal Annual Salary shall be as of the beginning of the profitable period reported which will include accruals for such compensation.

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT


5.2 Incentive Compensation. In addition, Executive shall be entitled to annual Incentive Compensation in accordance with the Company's Executive Incentive Compensation Plan.

5.3	Payments of Current Compensation. The payment of Executive's Annual
Salary shall be made in bi-weekly installments on the then prevailing paydays of the Company. Any payment for Incentive Compensation will be made in accordance with the Executive Incentive Compensation Plan, and payment will be made in one lump sum concurrently with payments made to others in senior management. All payments are subject to the customary withholding tax and other employment taxes as required with respect to compensation paid to an employee.

5.4	Payment of Compensation on Termination. Upon termination of Executive's employment prior to the expiration of the Term of this Agreement

(i) if such termination is pursuant to Section 3.1, 3.3A, 3.4, 3.5 or 3.7 hereof, Executive shall be entitled to any salary and accrued vacation (up to a maximum of 20 days) unpaid through the date of termination of employment;

(ii) if such termination is pursuant to Section 3.2 or 3.6 hereof, Executive shall be entitled to Six (6) months Normal Annual Salary and payment of accrued vacation (up to a maximum of 20 days) upon termination of employment;

(iii) if such termination is pursuant to Section 3.3 hereof, Executive shall be entitled to Three (3) months Normal Annual Salary and payment of accrued vacation (up to a maximum of 20 days) upon termination of employment;

All such Normal Annual Salary for future periods compensation pursuant to this Section 5.4 shall be paid according to Section 5.3, unless other arrangements are agreed to in writing. All other amounts due (unpaid salary, vacation, and expenses) to the Executive shall be paid upon the termination date, except if applicable, according to the terms of Section 5.1 and 5.1A.

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

6.	DISABILITY

6.1	Disability Benefits. If Executive shall become disabled, as defined in
Section 6.2, during each of the first three months of such disability during the term of this Agreement, the Company shall continue to pay to or for the benefit of the Executive the benefits provided for in Section 7.1 and his Annual Salary hereunder, less the amount of any disability benefits received by the Executive from any source paid for or reimbursed by the Company. Thereafter, Executive's compensation shall be reduced to reflect the reduced performance of Executive's services. However, so long as Executive is providing services to the Company at a reduced level pursuant to an agreement with the Company, Executive shall be entitled to receive the benefits provided for in Section 7.1

6.2	Determination of Disability. For the purpose of this Agreement, Executive is disabled if, upon the expiration of nine months of disability or six continuous months of disability during the one year term of this Agreement, he (i) is under a legal decree of incompetence; (ii) submits a bona fide claim for any disability insurance benefits or for early distribution on account of disability; (iii) is unable to perform his normal duties because of a medical condition; or (iv) suffers from an agreed upon disability as defined in Section 6.3.

6.3 	An "agreed upon disability" means the Executive has more than a temporary incapacity, and because of a medically determinable disease, injury, or other mental or physical disability, is unable to perform substantially all of his regular duties. The agreed upon disability will be based on the written opinion of the physician regularly attending the Executive whose disability is in question. If the Company, disagrees with the opinion of such physician, the Company may engage, at its own expense, another physician to examine the Executive. The two physicians shall confer with each other and, if they together agree in writing that the Executive is or is not disabled, their written opinion shall be conclusive as to such disablity. If the physicians do not agree, they shall choose a third consulting physician, at the Company's expense, and the written opinion of a majority of these three physicians shall be conclusive as to such disability. Inn conjuction with this paragraph, Executive consents to such examination, to furnish any medical information requested by any examining physician, and to waive any applicable physician-patient privilege that may arise because of such examination.

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT


6.4	In the event the Executive's disability is in question, and after written request by the Company, the Executive refuses to be examined by his regularly attending physician or if the regularly attending physician fails to submit a report within 30 days after the examination has been requested by the Company, the determination of disability shall be made by the a physician chosen by the Company, whose determination shall be conclusive.

7.	BENEFITS

7.1	Medical Insurance. Executive shall be entitled to participate in any medical, dental, vision, life, long-term disability, other insurance or employee benefit program instituted or maintained by the Company for the benefit of its Executives.

7.2	Payment of Benefits on Termination of Employment Pursuant To Sections
3.2, 3.3, or 3.6. If Executive's employment with the Company is terminated pursuant to Section 3.2, 3.3, or 3.6 hereof, the Company agrees that Executive shall be entitled to continued participation in the health care coverage, life insurance coverage or other employee benefit plans of the Company according to and as permitted by applicable law and the terms and conditions of such plans, as if Executive were still actively employed by the Company, for a period of 6 months following the effective date of the termination if terminated under Sections 3.2 or 3.6, or for a period of 3 months following the effective date of the termination if terminated under
Section 3.3. If applicable law or the terms and conditions of such plans do not permit Executive to be covered as if Executive were still actively employed by the Company, the Company agrees to pay Executive an amount equal to what the Company would have paid to maintain such benefits if Executive were still employed by the Company during the 6-month period following termination in accordance with Sections 3.2 or 3.6, or during the 3-month period following termination in accordance with Sections 3.3.

7.3	Business Expenses. The Executive shall be reimbursed for all reasonable expenses incurred by the Executive in connection with the Executive's attendance at business meetings and promotion of Company business upon presentation by the Executive to the Company of any expense report and adequate records or other documentation substantiating the expenditures, not less frequently than monthly.

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT

8.	RESTRICTIVE COVENANTS

8.1	Executive acknowledges that (i) he has a major responsibility for the operation, administration, development and growth of the Company's business;
(ii) the Company's business is international in scope; (iii) his work for the Company will bring him into close contact with confidential information of the Company and its customers; and (iv) the agreements and covenants contained in this Section 8 (the "Restrictive Covenants") are essential to protect the business interests of the Company and that the Company would not enter this Agreement but for such agreements and covenants. Accordingly, the Executive covenants and agrees as follows:

8.1.1	During the term of this Agreement and, if applicable, during the six months following termination, Executive shall not, directly or indirectly,
(i) solicit for employment or provide services, or employ or engage the service of, any employee of the Company who was employed by the Company at the time of termination; (ii) aid or agree to aid any competitor, client, or supplier of the Company in any attempt to hire any person who shall have been employed by the Company within the two-year period preceding such requested aid; or (iii) induce or attempt to influence any person or business entity who was a client or supplier of the Company during any portion of said period to transact business with a competitor of the Company.

8.2	Executive hereby expressly acknowledges, understands and agrees that all documents, records, computer discs and programs, marketing and business plans and studies, and business and financial information (collectively referred to in this paragraph as "confidential information") relating to the Company's business including, without limitation, the names and addresses of the Company's clients and referral sources, all client records, files, and other client information, all methods of marketing, all software programs and source codes, training programs, fee policies, and management and operating methods, whether they are prepared in whole or in part by the Executive or by any other person, are and shall remain the exclusive property of the Company, and that all such trade secrets are confidential, material and important to the business and financial success of the Company, and that their disclosure or unauthorized use would seriously and adversely affect the Company's business.

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

8.3	If any of the Restrictive Covenants, or any part thereof, is held to be invalid or unenforceable, the same shall not affect the remainder of the covenant or covenants, which shall be given full effect, without regard to the invalid or unenforceable portions. Without limiting the generality of the foregoing, if any of the Restrictive Covenants, or any part thereof, is held to be unenforceable because of the duration of such provision or the area covered thereby, the parties hereto agree that the court making such determination shall have the power to reduce the duration and/or area of such provision and, in its reduced form, such provision shall then be enforceable.

9.	DISPUTE RESOLUTION

Any dispute or claim arising out of, in connection with, or in relation to the interpretation, performance or breach of this Agreement shall be resolved by arbitration in accordance with the Commercial Arbitration Rules of JAMS/End-Dispute, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof.

Such arbitration shall be held in New York, New York. The arbitrators shall be empowered to award costs to the successful party.

10.	ASSIGNMENT

This Agreement is a personal contract, and the rights, interests and obligations of the Executive hereunder may not be sold, transferred, assigned, pledged or hypothecated except as otherwise expressly permitted by the provisions of this Agreement. Executive shall not under any circumstances have any option or right to require payment hereunder otherwise than in accordance with the terms hereof. Except as otherwise expressly provided herein, Executive shall not have any power of anticipation, alienation or assignment of payments contemplated hereunder, all all rights and benefits of Executive shall be for sole personal benefit of Executive, and no other person shall acquire any right, title or interest hereunder by reason of sale, assignment, transfer, claim or judgment or bankruptcy proceedings against Executive; provided, however, that in the event of Executive's death, Executive's estate, legal representatives or beneficiaries (as the case may be) shall have the right to receive all the benefits that accrued to the Executive pursuant to and in accordance with, the terms of this Agreement.

                                                      Protein Databases, Inc.
                                                         EMPLOYMENT AGREEMENT

11.	NOTICES

All notices, requests and demands hereunder shall be in writing and delivered by hand, by mail, by FAX or by telegram, and shall be deemed given if by hand delivery, upon such delivery, and if by mail, 48 hours after deposit in the United States mail, first class, registered or certified mail, postage prepaid and properly addressed to the party at the address set forth at the beginning of this Agreement. Any party may change its address for purposes of this paragraph by giving the other part written notice of the new address in the manner set forth above.

12.	INVALID PROVISIONS

Invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.

13.	AMENDMENT MODIFICATION OR REVOCATION

This Agreement may be amended, modified or revoked in whole or in part, but only by a written instrument which specifically refers to this Agreement and expressly states that it constitutes an amendment, modification or revocation hereof, as the case may be, and only if such written instrument has been signed by each of the parties to this Agreement.

14.	HEADINGS

The headings in this Agreement are inserted for convenience only and are not to be considered in construction of the provisions hereof.

15.	ENTIRE AGREEMENT

This Agreement contains the entire understanding among the parties and supersedes any prior written or verbal agreements between them respecting the subject matter hereof, including, without limitation, any prior verbal or written employment agreement between Executive and the Company. Upon the effectiveness hereof, any such prior verbal or written agreements shall terminate.

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT


No representations or warranties of any kind or nature relating to the Company or its affiliates or their respective businesses, assets, liabilities, operations, future plans or prospects have been made by or on behalf of the Company to the Executive; nor have any representations or warranties of any kind or nature been made by the Executive to the Company, except as expressly set forth in this Agreement.

16.	ATTORNEYS' FEES

If any legal action is necessary to enforce the terms and conditions of this Agreement, the prevailing party in such action shall be entitled to recover all costs of suit and reasonable attorneys' fees as determined by the arbitrator.

17.	FURTHER ASSURANCES

The parties shall execute such documents and take such other action as is necessary or appropriate to effectuate the provisions of this Agreement.

18.	CONTROLLING LAW

This Agreement shall be governed by the internal laws of the State of New York without regard to conflict of laws.

19.	WAIVER

A waiver by either party of any of the terms and conditions hereof shall not be construed as a general waiver by such party, and such party shall be free to reinstate such part or clause, with or without notice to the other party.

THE EFFECTIVE DATE OF THIS AGREEMENT IS August 1, 1996.

THE COMPANY:


By:	Stephen H. Blose
   	President & CEO

EXECUTIVE:

   	Alan P. Chodosh
	   Vice President of Finance

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

EXHIBIT 10.14

Protein Databases, Inc.
EMPLOYMENT AGREEMENT

THIS AGREEMENT is made as of this 1st day of August, 1996 by and between Paul J. Collins, residing at 5 Euclid Avenue, Winchester, Massachusetts 01890 ("Executive"), and Protein Databases, Inc., a Delaware corporation d.b.a. PDI, Inc., with offices at 405 Oakwood Road Huntington Station, NY 11746-7296 (the "Company"), for the purpose of setting forth the terms and conditions of Executive's employment by the Company and to protect the Company's knowledge, expertise, customer relationships and the confidential information the Company has developed regarding clients, customers, shareholders, option holders, employees, products, business operations and services.

1.	TIME AND EFFORTS

1.1	Executive shall be employed as the Company's Vice President of Sales and
Marketing, and shall have such duties and have such responsibilities as the Company's Chief Executive Officer may assign to the Executive in furtherance of the Company's business.

1.2	In the performance of all of his duties and responsibilities hereunder,
Executive shall be subject to all of the Company's policies, rules and regulations applicable to its officers generally. The Executive shall report to the President and Chief Executive Officer.

1.3	Executive shall continue to be a member of the Executive Management during the term of this agreement.

1.4	Without the prior express authorization of the Board, Executive shall not, directly or indirectly, during the term of this Agreement engage in any activity competitive with or adverse to the Company's business. This Agreement shall not be interpreted to prohibit Executive from making passive personal investments, conducting private business affairs, or engaging in educational or charitable activities, if those activities do not materially interfere with the services required hereunder.

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT


1.5	In order to induce the Company to enter into this Agreement, Executive represents and warrants to the Company that (i) Executive is not a party or subject to any written employment agreement with any other company and (ii) Executive is subject to no restraint, limitation or restriction by virtue of any written agreement or by virtue of any law or rule of law which would impair the Executive's right or ability to perform fully his duties and responsibilities pursuant to this Agreement.

1.6	Without first obtaining the written permission of the Board in each instance, the Executive will not authorize or permit the Company to engage the services, of or engage in any business activity with, or provide any financial or other benefit to, any affiliate of the Executive. The phrase "affiliate of Executive" as used in this Agreement shall mean and include the Executive's family by blood or marriage (including, without limitation, parents, spouse, siblings, children and in-laws) and any business or business entity which is directly or indirectly owned or controlled by the Executive or any member of the Executive's family or in which the Executive or any member of the Executive's family has any direct or indirect material financial interest.

2.	TERM

The term of this Agreement (the "Term") shall be for a period of ten (10) months, commencing on August 1, 1996 and terminating on May 31, 1997 subject, however, to prior termination as provided herein. Any extension or renewal of this Agreement shall be upon such terms and conditions as shall be negotiated by the parties upon the expiration hereof.

3.	TERMINATION

This Agreement shall be terminated upon the happening of any of the following events:

3.1	Upon the death of Executive.

3.2	Upon the sale of the Company or the sale of substantially all of the
Company's assets for a gross sales price of at least $2.5 Million and, the Executive is not employed by the acquiring company or any of its affiliates; or

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

3.3	Upon the sale of the Company or the sale of substantially all of the
Company's assets for a gross sales price of at least $1.2 Million but less than $2.5 Million and, the Executive is not employed by the acquiring company or any of its affiliates.

3.3A	If the Company or substantially all of the Company's assets is sold for a gross sales price of less than $1.2 Million, then this entire Agreement is null and void.

3.4	Whenever the Company and Executive shall mutually agree to termination.

3.5	At the option of the Company, upon written notice by the Company to the
Executive, for Cause. "Cause" shall exist for such termination if Executive
(i) pleads or is found guilty of a felony involving an act of dishonesty or moral turpitude by a court of competent jurisdiction; (ii) engages in serious misconduct; (iii) has made any material misrepresentation or omission to the Company under Section 1.5 hereof; (iv) commits a willful, unexcused material breach of his duty under this Agreement; (v) is in habitual neglect of Executive's duties; or (vi) usurps a corporate opportunity, is guilty of embezzlement of property or funds of the Company, or commits any act of fraud or intentional misrepresentation, dishonesty or other misconduct.

3.6	The Company may terminate Executive's employment under this Agreement at any time without Cause, subject to the provisions for payment of compensation as specified under Section 5.4 of this Agreement.

3.7	Upon the expiration of nine months, or six continuous months, of disability (as defined in Section 6.2) during the term of this Agreement, subject to the provisions for payment of compensation as specified under
Section 6.1 of this Agreement.

3.8	Upon the expiration of the ten month term of this Agreement, or any extension or renewal thereof.

4.	COMPANY'S AUTHORITY

Executive agrees to observe and comply with the reasonable rules and regulations of Company adopted by the Board of Directors of the Company or an appropriate committee of the Board of Directors with respect to the

                                                   Protein Databases, Inc.
                                                      EMPLOYMENT AGREEMENT


performance of Executive's duties and to carry out and perform orders, directions and policies of Company as they may be, from time-to-time, stated to Executive either verbally or in writing so long as the order, directions or policy is not inconsistent with the provisions of this agreement.

5.	CURRENT COMPENSATION

5.1	Annual Salary. For all services rendered by the Executive under this
Agreement, the Company shall pay or cause to be paid to the Executive, and the Executive shall accept the Annual Salary and Incentive Compensation, if any, all in accordance with the subject to the terms of this Agreement. For purposes of this Agreement, the term "Compensation" shall mean the Annual Salary and Incentive Compensation, if any. Executive shall be entitled to receive an annual salary in the amount of $91,481.00 subject to change at the discretion of the Board of Directors, (hereinafter referred to as the "Normal Annual Salary"). The Normal Annual Salary shall be increased by at least the annual cost of living increase, beginning January 1, 1997, based on the increase in the local consumers price index or COLA. Effective April 1, 1996, Executive has accepted a 20% reduction in his annual salary that was in effect as of April 1, 1996, in consideration of the Company's cost containment measures.

Executive shall be restored to the Normal Annual Salary and will be paid the amount of the 20% salary reduction from April 1, 1996 to the date of sale of the business if:

(a)	the sale of the Company or substantially all of its assets for a gross sales price of at least $2.5 Million on or before April 1, 1997 or $2.6 Million after April 1, 1997, or

(b)	if the company's accumulated deficit is reduced to $7,204,338, the balance at December 31, 1995, as reported in any of the Company's quarterly or annual reports as filed with the U.S. Securities and Exchange Commission during the term of this Agreement.

5.1A	The Executive shall be returned to his Normal Annual Salary, on a accounting period to period basis, upon the achievement of two (2)

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT


consecutive profitable quarters of operations as reported in any of the Company's quarterly or annual reports as filed with the U.S. Securities and Exchange Commission. The return to the Normal Annual Salary shall be as of the beginning of the profitable period reported which will include accruals for such compensation.

5.2	Incentive Compensation. In addition, Executive shall be entitled to annual Incentive Compensation in accordance with the Company's Executive Incentive Compensation Plan.

5.3	Payments of Current Compensation. The payment of Executive's Annual
Salary shall be made in bi-weekly installments on the then prevailing paydays of the Company. Any payment for Incentive Compensation will be made in accordance with the Executive Incentive Compensation Plan, and payment will be made in one lump sum concurrently with payments made to others in senior management. All payments are subject to the customary withholding tax and other employment taxes as required with respect to compensation paid to an employee.

5.4	Payment of Compensation on Termination. Upon termination of Executive's employment prior to the expiration of the Term of this Agreement

(i) if such termination is pursuant to Section 3.1, 3.3A, 3.4, 3.5 or 3.7 hereof, Executive shall be entitled to any salary and accrued vacation (up to a maximum of 20 days) unpaid through the date of termination of employment;

(ii) if such termination is pursuant to Section 3.2 or 3.6 hereof, Executive shall be entitled to Six (6) months Normal Annual Salary and payment of accrued vacation (up to a maximum of 20 days) upon termination of employment;

(iii) if such termination is pursuant to Section 3.3 hereof, Executive shall be entitled to Three (3) months Normal Annual Salary and payment of accrued vacation (up to a maximum of 20 days) upon termination of employment;

All such Normal Annual Salary for future periods compensation pursuant to this Section 5.4 shall be paid according to Section 5.3, unless other

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT


arrangements are agreed to in writing. All other amounts due (unpaid salary, vacation, and expenses) to the Executive shall be paid upon the termination date, except if applicable, according to the terms of Section 5.1 and 5.1A.

6.	DISABILITY

6.1	Disability Benefits. If Executive shall become disabled, as defined in
Section 6.2, during each of the first three months of such disability during the term of this Agreement, the Company shall continue to pay to or for the benefit of the Executive the benefits provided for in Section 7.1 and his Annual Salary hereunder, less the amount of any disability benefits received by the Executive from any source paid for or reimbursed by the Company. Thereafter, Executive's compensation shall be reduced to reflect the reduced performance of Executive's services. However, so long as the Executive is providing services to the Company at a reduced level pursuant to an agree-ment with the Companyh, Executive shall be entitled to receive the benefits provided for in Section 7.1

6.2	Determination of Disability. For the purpose of this Agreement,
Executive is disabled if, upon the expiration of nine months of disability or six continuous months of disability during the one year term of this Agreement, he (i) is under a legal decree of incompetence; (ii) submits a bona fide claim for any disability insurance benefits or for early distribution on account of disability; (iii) is unable to perform his normal duties because of a medical condition; or (iv) suffers from an agreed upon disability as defined in Section 6.3.

6.3 	An "agreed upon disability" means the Executive has more than a temporary incapacity, and because of a medically determinable disease, injury, or other mental or physical disability, is unable to perform substantially all of his regular duties. The agreed upon disability will be based on the written opinion of the physician regularly attending the Executive whose disability is in question. If the Company, disagrees with the opinion of such physician, the Company may engage, at its own expense, another physician to examine the Executive. The two physicians shall confer with each other and, if they together agree in writing that the Executive is or is not disabled, their written opinion shall be conclusive as to such disability.
If the physicians do not agree, they shall choose a third consulting physician, at the Company's expense, and the written opinion of a majority of these three physicians shall be conclusive as to such disability, In

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT

conjuction with this paragraph, Executive consents to such examination, to furnish any medical information requested by an examining physician, and to waive any applicable physician-patient privilege that may arise because of such examination.

6.4	In the event the Executive's disability is in question, and after written request by the Company, the Executive refuses to be examined by his regularly attending physician or if the regularly attending physician fails to submit a report within 30 days after the examination has been requested by the Company, the determination of disability shall be made by the a physician chosen by the Company, whose determination shall be conclusive.

7.	BENEFITS

7.1	Medical Insurance. Executive shall be entitled to participate in any medical, dental, vision, life, long-term disability, other insurance or employee benefit program instituted or maintained by the Company for the benefit of its Executives.

7.2	Payment of Benefits on Termination of Employment Pursuant To Sections
3.2, 3.3, or 3.6. If Executive's employment with the Company is terminated pursuant to Section 3.2, 3.3, or 3.6 hereof, the Company agrees that Executive shall be entitled to continued participation in the health care coverage, life insurance coverage or other employee benefit plans of the Company according to and as permitted by applicable law and the terms and conditions of such plans, as if Executive were still actively employed by the Company, for a period of 6 months following the effective date of the termination if terminated under Sections 3.2 or 3.6 or for a period of 3 months following the effective date of the termination if terminated under
Section 3.3. If applicable law or the terms and conditions of such plans do not permit Executive to be covered as if Executive were actively employed by the Company, the Company agrees to pay Executive an amount equal to what the Company would have paid to maintain such benefits if Executive were still employed by Company during the 6-month period following termination in accordance with Sections 3.2 or 3.6, or during the 3-month period following termination in accordance with Section 3.3.

7.3	Business Expenses. The Executive shall be reimbursed for all reasonable expenses incurred by the Executive in connection with the Executive's

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT


attendance at business meetings and promotion of Company business upon presentation by the Executive to the Company of any expense report and adequate records or other documentation substantiating the expenditures, not less frequently than monthly.

8.	RESTRICTIVE COVENANTS

8.1	Executive acknowledges that (i) he has a major responsibility for the operation, administration, development and growth of the Company's business;
(ii) the Company's business is international in scope; (iii) his work for the Company will bring him into close contact with confidential information of the Company and its customers; and (iv) the agreements and covenants contained in this Section 8 (the "Restrictive Covenants") are essential to protect the business interests of the Company and that the Company would not enter this Agreement but for such agreements and covenants. Accordingly, the Executive covenants and agrees as follows:

8.1.1	During the term of this Agreement and, if applicable, during the six months following termination, Executive shall not, directly or indirectly,
(i) solicit for employment or provide services, or employ or engage the service of, any employee of the Company who was employed by the Company at the time of termination; (ii) aid or agree to aid any competitor, client, or supplier of the Company in any attempt to hire any person who shall have been employed by the Company within the two-year period preceding such requested aid; or (iii) induce or attempt to influence any person or business entity who was a client or supplier of the Company during any portion of said period to transact business with a competitor of the Company.

8.2	Executive hereby expressly acknowledges, understands and agrees that all documents, records, computer discs and programs, marketing and business plans and studies, and business and financial information (collectively referred to in this paragraph as "confidential information") relating to the Company's business including, without limitation, the names and addresses of the Company's clients and referral sources, all client records, files, and other client information, all methods of marketing, all software programs and source codes, training programs, fee policies, and management and operating methods, whether they are prepared in whole or in part by the Executive or by any other person, are and shall remain the exclusive property of the Company, and that all such trade secrets are confidential, material and

                                                    Protein Databases, Inc.
                                                        EMPLOYMENT CONTRACT

material and important to the business and financial success of the Company, and that their disclosure or unauthorized use would seriously and adversely affect the Company's business.

8.3	If any of the Restrictive Covenants, or any part thereof, is held to be invalid or unenforceable, the same shall not affect the remainder of the covenant or covenants, which shall be given full effect, without regard to the invalid or unenforceable portions. Without limiting the generality of the foregoing, if any of the Restrictive Covenants, or any part thereof, is held to be unenforceable because of the duration of such provision or the area covered thereby, the parties hereto agree that the court making such determination shall have the power to reduce the duration and/or area of such provision and, in its reduced form, such provision shall then be enforceable.

9.	DISPUTE RESOLUTION

Any dispute or claim arising out of, in connection with, or in relation to the interpretation, performance or breach of this Agreement shall be resolved by arbitration in accordance with the Commercial Arbitration Rules of JAMS/End-Dispute, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof.

Such arbitration shall be held in New York, New York. The arbitrators shall be empowered to award costs to the successful party.

10.	ASSIGNMENT

This Agreement is a personal contract, and the rights, interests and obligations of the Executive hereunder may not be sold, transferred, assigned, pledged or hypothecated except as otherwise expressly permitted by the provisions of this Agreement. Executive shall not under any circumstances have any option or right to require payment hereunder otherwise than in accordance with the terms hereof. Except as otherwise expressly provided herein, Executive shall not have any power of anticipation, alienation or assignment of payments contemplated hereunder, and all rights and benefits of Executive shall be for the sole personal benefit of Executive, and no other person shall acquire any right, title or interest hereunder by reason of any sale, assignment, transfer, claim or judgment or bankruptcy proceedings against Executive; provided, however, that in the event of Executive's death,

                                                     Protein Databases, Inc.
                                                        EMPLOYMENT AGREEMENT

Executive's estate, legal representatives or beneficiaries (as the case may be) shall have the right to receive all the benefits that accrued to the Executive pursuant to, and in accordance with, the terms of the Agreement.

11.	NOTICES

All notices, requests and demands hereunder shall be in writing and delivered by hand, by mail, by FAX or by telegram, and shall be deemed given if by hand delivery, upon such delivery, and if by mail, 48 hours after deposit in the United States mail, first class, registered or certified mail, postage prepaid and properly addressed to the party at the address set forth at the beginning of this Agreement. Any party may change its address for purposes of this paragraph by giving the other part written notice of the new address in the manner set forth above.

12.	INVALID PROVISIONS

Invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.

13.	AMENDMENT MODIFICATION OR REVOCATION

This Agreement may be amended, modified or revoked in whole or in part, but only by a written instrument which specifically refers to this Agreement and expressly states that it constitutes an amendment, modification or revocation hereof, as the case may be, and only if such written instrument has been signed by each of the parties to this Agreement.

14.	HEADINGS

The headings in this Agreement are inserted for convenience only and are not to be considered in construction of the provisions hereof.

15.	ENTIRE AGREEMENT

This Agreement contains the entire understanding among the parties and supersedes any prior written or verbal agreements between them respecting the subject matter hereof, including, without limitation, any prior verbal

                                                    Protein Databases, Inc.
                                                       EMPLOYMENT AGREEMENT

or written employment agreement between Executive and the Company. Upon the effectiveness hereof, any such prior verbal or written agreements shall terminate.

No representations or warranties of any kind or nature relating to the Company or its affiliates or their respective businesses, assets, liabilities, operations, future plans or prospects have been made by or on behalf of the Company to the Executive; nor have any representations or warranties of any kind or nature been made by the Executive to the Company, except as expressly set forth in this Agreement.

16.	ATTORNEYS' FEES

If any legal action is necessary to enforce the terms and conditions of this Agreement, the prevailing party in such action shall be entitled to recover all costs of suit and reasonable attorneys' fees as determined by the arbitrator.

17.	FURTHER ASSURANCES

The parties shall execute such documents and take such other action as is necessary or appropriate to effectuate the provisions of this Agreement.

18.	CONTROLLING LAW

This Agreement shall be governed by the internal laws of the State of New York without regard to conflict of laws.

                                                   Protein Databases, Inc.
                                                      EMPLOYMENT AGREEMENT

19.	WAIVER

A waiver by either party of any of the terms and conditions hereof shall not be construed as a general waiver by such party, and such party shall be free to reinstate such part or clause, with or without notice to the other party.

THE EFFECTIVE DATE OF THIS AGREEMENT IS AUGUST 1, 1996.

THE COMPANY:

By:	Stephen H. Blose
   	President & CEO

EXECUTIVE:

   	Paul J. Collins
	   Vice President of
	   Sales and Marketing