Form 10QSB
period 1997-03-31
PROTEIN DATABASES INC /DE/
filed 1997-05-09
CIK 770131

U. S.  Securities and Exchange Commission
                       Washington, D.C. 20549

           Form 10-QSB -- Quarterly or Transitional Report
           (Added by 34-30968, eff.  8/13/93, as amended)


(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

[   ]   Transition Report Under Section 13 or 15(d) of the Securities
        Exchange  Act of 1934

For the transition period from	to	________________ to _________________

Commission file number 0-17032

                        PROTEIN DATABASES, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                             13-3186604
---------------------------------    -----------------
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)      Identification No.)

405 Oakwood Road, Huntington Station, New York    11746
----------------------------------------------    ----------
(Address of principle executive offices)          (Zip Code)

(516) 673-3939
-------------------------
Issuer's telephone number

(Former name, former address and former fiscal year,
 if changed since last report)
-----------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   x   .  No___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                  Outstanding at April 30, 1997
---------------------------            -----------------------------
Common Stock $.01 par value            1,459,724

                            PROTEIN DATABASES, INC.

                                BALANCE SHEET

                                March 31,1997
                                ( UNAUDITED )


ASSETS



CURRENT ASSETS:

Cash and cash equivalents          $305,558
Accounts receivable                 137,186
Inventory                            52,514
Prepaid expenses                     10,623
                                   --------
Total current assets                505,881


PROPERTY AND EQUIPMENT-NET          199,895

OTHER ASSETS                          9,020
                                   --------

TOTAL                              $714,796
                                   ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                  $56,559
  Accrued expenses                   54,136
  Unearned revenue                   36,199
                                   --------
  Total current liabilities         146,894


STOCKHOLDERS' EQUITY:
  Common stock                       14,597
  Additional paid-in capital      8,519,636
  Accumulated deficit            (7,966,331)
                                 ----------
Stockholders' Equity                567,902
                                 ----------

TOTAL                              $714,796
                                 ==========

                        PROTEIN DATABASES, INC.

                  CONDENSED STATEMENTS OF OPERATIONS
                            ( UNAUDITED )

                                   For the Three Months
                                     Ended March 31,
                                   --------------------
                                   1997            1996
                                   ----            ----

Revenues                       $534,952        $361,913


Expenses
  Cost of sales                  94,278         175,962
  General and administrative    153,873         158,194
  Marketing and sales           136,290         200,626
  Research and development      101,181         150,723
                                -------         -------
  Total expenses                485,622         685,505
                                -------         -------

Net income (loss)               $49,330       $(323,592)
                                =======        ========

Net income (loss)
  per common share                 $.03$           (.22)
                                =======        ========

Weighted average number of shares
  used in computing earnings per share

                              1,459,724       1,459,724
                              =========       =========

                         PROTEIN DATABASES, INC.

                    CONDENSED STATEMENTS OF CASH FLOWS
                              ( UNAUDITED )

                                     For the Three Months
                                       Ended March 31,
                                     --------------------
                                     1997            1996
                                     ----            ----

Cash flow from operations:
  Net income (loss)               $49,330       ($323,592)
  Adjustments to reconcile
    net income to net cash
    provided by
    (used in) operations:

  Depreciation and amortization	   24,000          24,000
  Changes in operating assets
  and liabilities:

  Accounts receivable             227,469         161,971
  Inventory                         6,471           7,368
  Other current assets                378               0
  Prepaid expenses                      0           2,507
  Accounts payable and
    accrued expenses             (114,097)        (64,817)
  Unearned revenue                 (6,387)         12,117
                                 --------        --------
  Net cash provided by operations 187,164        (180,446)
                                 ========        ========

Cash flows from investments in
  property and equipment, net       (958)         (20,606)
                                 --------        --------

Increase (decrease) in cash      186,206         (201,052)
                                 --------        --------

Cash and cash equivalents,
  beginning of period            119,352          778,718
                                --------         --------
Cash and cash equivalents,
  end of period                 $305,558         $577,666
                                ========         ========

                                       						 ( Unaudited )

                      PROTEIN DATABASES, INC.

                    NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 1997

NOTE 1 - GENERAL:

The accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The statements have been prepared in accordance with the requirements for quarterly reports on Form 10-QSB and, therefore, do not include all disclosures or financial details required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year's operations.

PROTEIN DATABASES, INC.

Management's Discussion and Analysis of Operations

Liquidity and Capital Resources

The Company's present liquidity position is critical.
During the year ended December 31, 1996, the Company had a net loss from operations of $811,323. As of March 31, 1997, the Company's total current assets were $505,881 (including cash of $305,558) and its total liabilities were $146,894 (see accompanying Balance Sheet).

Management currently believes that the Company will require additional product sales or funding during, or shortly after the end of, the quarter ending June 30, 1997 to continue its operations.

The Company is substantially dependent upon distributors for the sale of its products outside of the United States.

On April 19, 1996, Pharmacia Biosystems B.V. and Pharmacia Biotech A.B. ("Pharmacia"), the most significant worldwide distributor of the Company's products, elected not to renew its contract to distribute the Company's products.

On April 8, 1997, the Company announced that it had entered into a letter of intent to sell all of its intellectual property, fixed assets and property, plant and equipment for $1 million. The transaction is subject to the buyer's completion of due diligence, the approval of the board of directors of the buyer, the approval of the Company's board of directors and shareholders and certain other conditions. The Company does not anticipate this sale to be consummated prior to June 30, 1997.

As a result of the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of December 31, 1996 contains an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

The Company had no material commitments for capital equipment additions at March 31, 1997.

Revenues

The Company generates revenues primarily by selling software systems and,to a lesser extent, from contract research and development, royalties and other income sources.

Software systems revenues include revenues from the sale of the Company's proprietary software, Original Equipment Manufacturers (OEM) equipment, software maintenance and software updates. Software systems revenues include sales of OEM equipment that cost $49,903 as compared with $106,092 of such cost in the first quarter of 1997 and 1996, respectively. The Company obtains its principal OEM equipment from a limited number of suppliers. If the Company were unable to continue to obtain the equipment on reasonable terms from its current suppliers, or from alternate sources, the Company would be materially and adversely affected.

                      PROTEIN DATABASES, INC.
  --------------------------------------------------------------
  Management's Discussion and Analysis of Operations (Continued)

Excluding the cost of OEM equipment, the Company's Software systems revenues increased 90% in the first quarter of 1997 from the first quarter of 1996. The increase was primarily due to a non-recurring increase in the number of products sold under the Company's distribution agreement, as amended, with Toyobo Co. Ltd. ("Toyobo"), the exclusive distributor of the Company's products in Japan. 1997's revenues include approximately $280,000 of revenue from Toyobo, which amount essentially constitutes all of Toyobo's purchase commitments from the Company for 1997.

Expenses

After excluding the decrease in cost of OEM equipment of $56,189 in the three months ended March 31, 1997 from the comparable period in the prior year, the Company's cost of sales decreased by $25,195 between the periods as a result of lower costs for supplies and equipment and one less employee in the department.

The Company's sales and marketing expenses decreased in the three months ended March 31, 1997 from the comparable period in the prior year principally as a result of lower salary and related expenses, due to two less employees, and lower costs for supplies, travel and promotional expenses.

The decrease in the Company's research and development expenses in the three months ended March 31, 1997 from the comparable period in the prior year was primarily attributable to a decrease of two employees in the department and lower costs for supplies and travel expenses.

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K

        ( a ) 	 Exhibits: EX-27.

        ( b ) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the three months ended March 31, 1997.

Signatures


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     Protein Databases, Inc.
                                     -----------------------
                                         (Registrant)



Dated May 9, 1997                   S/Stephen H. Blose
                                      Stephen H. Blose
                                      Director, President and
                                      Chief Executive Officer



Dated May 9, 1997                   S/Alan P. Chodosh
                                      Alan P. Chodosh
                                      Vice President of Finance
                                      (Principal Financial and
                                       Accounting Office)