Form 10QSB
period 1997-06-30
PROTEIN DATABASES INC /DE/
filed 1997-07-31
CIK 770131

U. S.  Securities and Exchange Commission
                       Washington, D.C. 20549

           Form 10-QSB -- Quarterly or Transitional Report
           (Added by 34-30968, eff.  8/13/93, as amended)


(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

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

Class                                  Outstanding at June 30, 1997
---------------------------            -----------------------------
Common Stock $.01 par value            1,459,724

                            PROTEIN DATABASES, INC.

                                BALANCE SHEET

                                June 30,1997
                                ( UNAUDITED )


                                   ASSETS


CURRENT ASSETS:

Cash and cash equivalents          $145,274
Accounts receivable                 139,277
Inventory                            28,572
Prepaid expenses                      8,672
                                   --------
Total current assets                321,795
                                   --------

PROPERTY AND EQUIPMENT-NET          154,365
                                   --------

OTHER ASSETS                          9,020
                                   --------

TOTAL                              $485,180
                                   ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                  $87,967
  Accrued expenses                   58,064
  Unearned revenue                   24,520
                                   --------
  Total current liabilities         170,551
                                   --------

STOCKHOLDERS' EQUITY:
  Common stock                       14,597
  Additional paid-in capital      8,519,636
  Accumulated deficit            (8,219,604)
                                 ----------
Stockholders' Equity                314,629
                                 ----------

TOTAL                              $485,180
                                 ==========

                        PROTEIN DATABASES, INC.

                  CONDENSED STATEMENTS OF OPERATIONS
                            ( UNAUDITED )

                          For the Three Months     For the Six Months
                             Ended June 30,          Ended June 30,
                          --------------------     ------------------
                          1997       1996           1997        1996
                          ----       ----           ----        ----

Revenues              $245,430   $547,436       $780,382    $909,349
                      --------   --------       --------    --------
Expenses
  Cost of sales        142,374    173,127        236,652     349,089
  General
    and administrative 140,980    175,887        294,853     334,081
  Marketing
    and sales          132,056    187,725        268,346     388,351
  Research
    and development     83,293    138,992        184,474     289,715
                       -------    -------        -------     -------
  Total expenses       498,703    675,731        984,325   1,361,236
                       -------    -------      ---------   ---------

Net (loss)           $(253,273) $(128,295)     $(203,943)  $(451,887)
                      ========   ========      =========    ========

Net income (loss)
  per common share       $(.17)     $(.09)        $(.14)       $(.31)
                      ========   ========      ========     ========

Weighted average number of
  shares used in computing
    earnings per share

                     1,459,724  1,459,724     1,459,724    1,459,724
                     =========  =========     =========    =========

                         PROTEIN DATABASES, INC.

                    CONDENSED STATEMENTS OF CASH FLOWS
                              ( UNAUDITED )

                                      For the Six Months
                                       Ended June 30,
                                     --------------------
                                     1997            1996
                                     ----            ----

Cash flow from operations:
  Net income (loss)             $(203,943)      ($451,887)
  Adjustments to reconcile
    net income to net cash
    provided by
    (used in) operations:

  Depreciation and amortization	   48,000          48,000
  Changes in operating assets
  and liabilities:

  Accounts receivable             224,568          23,878
  Inventory                        30,911          19,930
  Prepaid expenses
    and deposits                    2,641          (4,048)
  Accounts payable and
    accrued expenses              (78,761)        (77,769)
  Unearned revenue                (18,066)          4,641
                                 --------        --------
  Net cash provided by operations   5,350        (437,255)
                                 ========        ========

Cash flows from (investments in)
  sale of property and
     equipment, net                20,572         (60,867)
                                 --------        --------

Increase (decrease) in cash
  and cash equivalents             25,922        (498,122)
                                 --------        --------

Cash and cash equivalents,
  beginning of period            119,352          778,718
                                --------         --------
Cash and cash equivalents,
  end of period                 $145,274         $280,596
                                ========         ========

                                       						 ( Unaudited )

                      PROTEIN DATABASES, INC.

                    NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997

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

                         PROTEIN DATABASES, INC.
                         -----------------------
           Management's Discussion and Analysis of Operations
           --------------------------------------------------

Liquidity and Capital Resources

The Company's present liquidity position is critical. During the year ended December 31, 1996, the Company had a net loss from operations of $811,323. As of June 30, 1997, the Company's total current assets were $321,795 (including cash of $145,274) and its total liabilities were $170,551
(see accompanying Balance Sheet).

On July 21, 1997, the Company announced that it had entered into a an agreement to sell all of its intellectual property, fixed assets and property, plant and equipment for $1 million to Bio-Rad Laboratories, Inc. of Hercules, California. The transaction is subject to the approval of the Company's shareholders at a meeting expected to be held in the fall of 1997 and certain other conditions. Shareholders will also be asked at the meeting to approve the dissolution and liquidation of the Company following consummation of the sale to Bio-Rad. In contemplation of the Bio-Rad transaction, the Company has ceased all development and marketing activities.

As a result of the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of December 31, 1996 contains an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

The Company had no material commitments for capital equipment additions at June 30, 1997.

Revenues

The Company generates revenues primarily by selling software systems and,to a lesser extent, from contract research and development, royalties and other income sources.

                      PROTEIN DATABASES, INC.
  --------------------------------------------------------------
  Management's Discussion and Analysis of Operations (Continued)

1997's revenues include approximately $280,000 of revenue from Toyobo Co. Ltd., ("Toyobo"), the exclusive distributor of the Company's products in Japan, which amount essentially constitutes all of Toyobo's purchase commitments from the Company for 1997.

Expenses

The Company's cost of sales decreased in the three months and six months ended June 30, 1997 from the comparable periods of the prior year as a result of lower costs for supplies and equipment and fewer employees in the department.

The Company's sales and marketing expenses decreased in the three months and six months ended June 30, 1997 from the comparable periods in the prior year principally as a result of lower salary and related expenses, due to two less employees, and lower costs for supplies, travel and promotional expenses.

The decrease in the Company's research and development expenses in the three months and six months ended June 30, 1997 from the comparable periods in the prior year was primarily attributable to fewer employees in the department and lower costs for supplies and travel expenses.

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K

        ( a ) 	 Exhibits: EX-27.

        ( b ) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the three months ended June 30, 1997.

Signatures


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     Protein Databases, Inc.
                                     -----------------------
                                         (Registrant)



Dated July 31, 1997                   S/Stephen H. Blose
                                      Stephen H. Blose
                                      Director, President and
                                      Chief Executive Officer
                                      (Principal Financial and
                                       Accounting Officer)