Form 10QSB
period 1997-09-30
PROTEIN DATABASES INC /DE/
filed 1997-11-06
CIK 770131

U. S.  Securities and Exchange Commission
                       Washington, D.C. 20549

           Form 10-QSB -- Quarterly or Transitional Report
           (Added by 34-30968, eff.  8/13/93, as amended)


(Mark One)
[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

[   ]   Transition Report Under Section 13 or 15(d) of the Securities
        Exchange  Act of 1934

For the transition period from	to	________________ to _________________

Commission file number 0-17032

                        IDP LIQUIDATING CORP.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                             13-3186604
---------------------------------    -----------------
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)      Identification No.)

775 Park Avenue, Suite #255, Huntington, New York    11743
-------------------------------------------------    ----------
(Address of principle executive offices)             (Zip Code)

(516) 673-3939
-------------------------
Issuer's telephone number

Protein Databases, Inc., 405 Oakwood Road, Huntington Station, NY 11746

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                               Outstanding at September 30, 1997
---------------------------         ---------------------------------
Common Stock $.01 par value            1,459,724

                            IDP LIQUIDATING CORP.

                                BALANCE SHEET

                              September 30,1997
                                ( UNAUDITED )


                                   ASSETS


CURRENT ASSETS:

Cash and cash equivalents          $167,320
Accounts receivable                   3,750
Inventory                            17,454
Prepaid expenses                      8,532
                                   --------
Total current assets                197,056
                                   --------

PROPERTY AND EQUIPMENT-NET          136,565
                                   --------

OTHER ASSETS                         10,110
                                   --------

TOTAL                              $343,731
                                   ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                  $71,724
  Accrued expenses                   36,436
  Unearned revenue                   24,520
                                   --------
  Total current liabilities         132,680
                                   --------

STOCKHOLDERS' EQUITY:
  Common stock                       14,797
  Additional paid-in capital      8,521,822
  Accumulated deficit            (8,325,568)
                                 ----------
Stockholders' Equity                211,051
                                 ----------

TOTAL                              $343,731
                                 ==========

                         IDP LIQUIDATING CORP.

                  CONDENSED STATEMENTS OF OPERATIONS
                            ( UNAUDITED )

                          For the Three Months     For the Nine Months
                           Ended September 30,     Ended September 30,
                          --------------------     ------------------
                          1997       1996           1997        1996
                          ----       ----           ----        ----

Revenues              $ 59,487   $308,863       $839,869  $1,218,212
                      --------   --------       --------  ----------
Expenses
  Cost of sales         24,532     88,484        261,184     437,573
  General
    and administrative  98,543    138,707        393,396     472,788
  Marketing
    and sales           22,390    137,400        290,736     525,751
  Research
    and development     19,986    110,232        204,460     399,947
                       -------    -------        -------     -------
  Total expenses       165,451    474,823      1,149,776   1,836,059
                       -------    -------      ---------   ---------

Net (loss)           $(105,964) $(165,960)     $(309,907)  $(617,847)
                      ========   ========      =========    ========

Net (loss)
  per common share       $(.07)     $(.11)        $(.21)       $(.42)
                      ========   ========      ========     ========

Weighted average number of
  shares used in computing
    earnings per share

                     1,461,724  1,459,724     1,469,724    1,459,724
                     =========  =========     =========    =========

                          IDP LIQUIDATING CORP.

                    CONDENSED STATEMENTS OF CASH FLOWS
                              ( UNAUDITED )

                                     For the Nine Months
                                     Ended September 30,
                                     --------------------
                                     1997            1996
                                     ----            ----

Cash flow from operations:
  Net (loss)                    $(309,907)      ($617,874)
  Adjustments to reconcile
    net income to net cash
    provided by
    (used in) operations:

  Depreciation and amortization	   72,000          72,000
  Changes in operating assets
  and liabilities:

  Accounts receivable             360,095         223,115
  Inventory                        42,029          21,497
  Prepaid expenses
    and deposits                    1,691          (3,481)
  Accounts payable and
    accrued expenses             (116,632)       (104,868)
  Unearned revenue                (18,066)          1,663
                                 --------        --------
  Net cash provided by operations  31,210        (407,921)
                                 --------        --------

Cash flows from investments in,
  disposition of property and
    equipment, net                 14,372         (69,555)
                                 --------        --------

Cash flows from proceeds from
  exercise of common stock
    purchase warrants               2,386               0
                                 --------        --------
Increase (decrease) in cash
  and cash equivalents             47,968        (477,476)
                                 --------        --------

Cash and cash equivalents,
  beginning of period            119,352          778,718
                                --------         --------
Cash and cash equivalents,
  end of period                 $167,320         $301,242
                                ========         ========

                                       						 ( Unaudited )

                       IDP LIQUIDATING CORP.

                    NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997

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

                          IDP LIQUIDATING CORP.
                         -----------------------
           Management's Discussion and Analysis of Operations
           --------------------------------------------------

Liquidity and Capital Resources

On July 21, 1997, the Company announced that it had entered into a an agreement to sell all of its intellectual property, fixed assets and property, plant and equipment for $1 million to Bio-Rad Laboratories, Inc. of Hercules, California. In contemplation of the Bio-Rad transaction, the Company has ceased all development and marketing activities.

On October 22, 1997, at a special meeting of stockholders, the Company's stockholders approved the sale of the Company's assets to Bio-Rad
Laboratories, which was completed on October 29, 1997, as well as the complete liquidation and dissolution of the Company.

The Company's present liquidity position is critical. During the year ended December 31, 1996, the Company had a net loss from operations of $811,323. As of September 30, 1997, the Company's total current assets were $197,056 (including cash of $167,320) and its total liabilities were $132,680
(see accompanying Balance Sheet).

As a result of the limited amount of funds currently available to finance the Company's operations, the report of the Company's independent Certified Public Accountants on the Financial Statements as of December 31, 1996 contains an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

The Company had no material commitments for capital equipment additions at September 30, 1997.

Revenues

The Company generated revenues primarily by selling software systems and,to a lesser extent, from contract research and development, royalties and other income sources.

                       IDP LIQUIDATING CORP.
  --------------------------------------------------------------
  Management's Discussion and Analysis of Operations (Continued)

Revenues for 1997 include approximately $280,000 of revenue from Toyobo Co. Ltd., ("Toyobo"), the exclusive distributor of the Company's products in Japan, which amount essentially constitutes all of Toyobo's purchase commitments from the Company for 1997.

Expenses

The Company's cost of sales decreased in the three months and nine months ended September 30, 1997 from the comparable periods of the prior year as a result of lower costs for supplies and equipment and fewer employees in the department.

The Company's sales and marketing expenses decreased in the three months and nine months ended September 30, 1997 from the comparable periods in the prior year principally as a result of lower salary and related expenses, due to fewer employees, and lower costs for supplies, travel and promotional expenses.

The decrease in the Company's research and development expenses in the three months and nine months ended September 30, 1997 from the comparable periods in the prior year was primarily attributable to fewer employees in the department and lower costs for supplies and travel expenses.

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K

        ( a )  Exhibits: EX-27.

        ( b ) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the three months ended September 30, 1997.

Signatures


In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     Protein Databases, Inc.
                                     -----------------------
                                         (Registrant)



Dated November 6, 1997                S/Ronald R. Hahn
                                      Ronald R. Hahn
                                      President and
                                      Chief Executive Officer
                                      (Principal Financial and
                                       Accounting Officer)